Form 10KSB
period 2003-12-31
STAT SOFTWARE INC
filed 2004-03-31
CIK 1269859

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            Form 10-KSB

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

    For the Fiscal Year Ended December 31, 2003

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

    For the Transition Period from __________ to

Commission File Number 000-50465


                      STAT SOFTWARE, INC.
                 ------------------------------
         (Name of small business issuer in its charter)

            Nevada                         76-0702680
       -----------------                ----------------
(State or other jurisdiction of  (I.R.S. employer identification
incorporation or organization)               number)

    2061 East Sahara Avenue
       Las Vegas, Nevada                      89107
  ----------------------------              --------
(Address of principal executive            (Zip code)
           offices)

Issuer's telephone number: (702) 732-2744

Securities Registered Pursuant to Section 12(b) of the Act: NONE

      Title of each class        Name of each exchange on which
                                           registered

 ---------------------------------------------------------------

 ---------------------------------------------------------------


Securities Registered Pursuant to Section 12(g) of the Act:

                             COMMON
---------------------------------------------------------------
                        (Title of class)

---------------------------------------------------------------
                        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [   ]

The issuer's revenue for its most recent fiscal year was $41,088.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold: $50,700 as of March 23, 2004.

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2003 was 4,314,000.

                DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I                                                                  3
 ITEM 1.  BUSINESS.                                                     3
 ITEM 2.  DESCRIPTION OF PROPERTY                                       8
 ITEM 3.  LEGAL PROCEEDINGS                                             8
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           8
PART II                                                                 9
 ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS      9
 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    11
 ITEM 7.  FINANCIAL STATEMENTS                                         13
 ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
 ACCOUNTING AND FINANCIAL DISCLOSURE                                   25
PART III                                                               25
 ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
 PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT            26
 ITEM 10.  EXECUTIVE COMPENSATION                                      27
 ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY
 HOLDERS                                                               29
 ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              30
 ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                            31
 ITEM 14.  CONTROLS AND PROCEDURES                                     31
SIGNATURES                                                             32

                    FORWARD LOOKING STATEMENTS

     This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, STAT Software's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

ITEM 1.  BUSINESS.

Business Development

     We were incorporated in the State of Nevada on June 13, 2002, under the name STAT Software, Inc. by our officers and directors. Our articles of incorporation authorize us to issue up to 20,000,000 shares of common stock at a par value of $0.001 per share and 5,000,000 shares of preferred stock at a par value of $0.001 per share.

     We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

     Since our formation, our efforts had been devoted primarily to startup and development activities, which include the following:

  1.   Formation of the Company and obtaining start-up capital;

  2.   Obtaining capital through sales of our common stock;

  3. Developing our corporate hierarchy, including naming directors to our board, appointing our executive officers and setting forth a business plan; and

  4.   Developing our information technology consulting services.

Business of Issuer

Principal Products and Principal Markets

     We are an information technology consulting, development and research firm. We provide information technology and consulting services such as internet accessible and software development services, as well as technology-related business research and testing services to small- and medium-sized business that have between one and 100 employees or no in-house information technology department.

     Our customers are currently in the financial, professional, education and municipal sectors, although we intend to broaden our customer base to encompass clients in other industries. We design, build and maintain custom financial and business automation software applications on a customer-by-customer basis for companies in the Greater Las Vegas, Nevada metropolitan area. Our software applications are custom designed by our independent contractors, are not purchased from any third-party software company and are unique to each client. To date, we have provided the following revenue generating products and services:

  1. Custom financial and office automation software, such as automating customer intake and client record keeping, integrating client and financial records and back office book bookkeeping;

  2. Secure off-site access to office information and services, such as using internet-enabled software using secure internet protocols, encryption or virtual private network software;

  3. Installation and maintenance of customer on-site services;

  4. Training customers to use software applications for greater efficiency;

  5. 24-hour support services; and

  6. Integrating third-party software solutions to solve office problems, such as consulting with clients to identify which existing third-party software or hardware best solves individual needs.

     Our software enhances a client's existing processes and facilitates movement into computer- and network-based systems. Our software is designed to streamline business operations and more efficiently and flexibly manage information, by horizontally installing customized hardware and software solutions to minimize customer risk, network outages and exposure of customer information. In addition to designing and building applications, we also perform back office development for companies and organizations, as well as integration of third-party software, as necessary. Our key initial product and service categories include:

  *    Custom financial and office automation software,

  *    Secure off-site access to office information and services,

  *    Installation and maintenance of customer on-site services,

  *    Training customers to use applications for greater efficiency,

  *    24-hour support services,

  * Integrating third party software solutions to solve office problems and

  *    Computer and information technology consulting.

     The emergence of information technology services into the corporate business model has provided opportunities for small-to medium-sized businesses to streamline operations in order to compete on a level plane with larger companies. Sophisticated information technologies allow smaller companies to compete and integrate their services with the same information, the same speed, but with more nimbleness than larger and more cumbersome and multi-layered companies are able to. We intend to focus our efforts on marketing our services and products to these small- and medium-sized companies.

Distribution Methods of Our Products

     We believe that building awareness of STAT Software is important in expanding our customer base. We currently advertise over the Internet via our website at www.statsoftware.net. We are also reliant upon referrals from past and current customers, as well as from personal and professional contacts of our management and independent contractors. The recurring costs of our marketing efforts or negligible.

     We cannot assure you that we will be successful in attracting new customers, or retaining the future business of existing customers. If we fail to attract and retain customers, we would be unable to generate revenues to support continuing operations.

Competitive   Business  Conditions  and  the  Issuer's  Competitive
Position

     The information technology industry is very competitive and highly fragmented and is characterized by pressures to incorporate new capabilities, accelerate job completion schedules and reduce prices. We attempt to provide our clients with a complete range of information technology services. Our goal is to be our client's sole supplier of technology services. However, we face competition from a number of sources, including large software and consulting firms and other information technology service providers, who currently provide or are beginning to make available similar product and service offerings that compete with ours.

     We believe that the principal competitive factors pervading in the market include:

  1.   breadth and integration of service offerings,

  2.   cost and quality of service,

  3.   client relationships,

  4.   technical knowledge and creative skills,

  5.   reliability,

  6.   ability to attract and retain quality professionals,

  7.   brand recognition

  8.   reputation and

  9.   ability to service all of a client's computer systems needs.

     Some of our competitors and potential competitors have longer operating histories, longer client relationships and greater financial, management, technology, development, sales, marketing and other resources than we do. Competition depends to a large extent on clients' perception of the quality and creativity as well as the technical proficiency of our information technology services and those of our competitors. To the extent we lose clients to our competitors because of dissatisfaction our services, or if our reputation is adversely impacted for any other reason, our future operating performance could be materially and adversely affected.

Dependence on one or a few major customers

     We have two recurring clients, whom we are significantly depend for our current revenues. The first client, LRS, Systems, Ltd., which was formerly known as Legal Rehabilitation Services, accounts for approximately $1,500.00 per month of our revenues. We do not have a contract with LRS, and are working with them on a month-to-month basis. We also have a contract for services with NevWest Securities Corporation through November 2005 for $750.00 per month.

Government Approval of Principal Products or Services

     To the best of our management's knowledge, our products and services do not require government licensing or approval.

Effect of Existing or Probable Government Regulations

     We believe that we are in compliance with, and will be able to comply, in all material respects, with laws and regulations governing our operations. However, certain of the products we develop or services we provide utilize the Internet for various functions, and due to concerns arising in connection with the increasing popularity and use of the Internet, a number of laws and regulations may be adopted covering issues such as user privacy, pricing, characteristics, acceptable content, taxation and quality of products and services, which could be considered applicable to our products and services. Such legislation could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium, which could have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that violations of local laws will not be alleged or charged by state or foreign governments, that we might not unintentionally violate such laws or that such laws will not be modified or new laws enacted, in the future. Any of the foregoing developments could adversely affect our financial condition.

Employees

     We do not have any employees. Instead, we presently rely on the efforts of our directors and executive officers. Our Douglas
P. Condie, our President, Michael L. Kelley, our Vice-President, Richard B. Vincent, our Treasurer and Mary Anne Miller, our Secretary, each devotes an average of 20-40 hours per month to our operations, as may be required. In addition, significantly all of our services and products are provided and developed by two independent contractors who receive payment on a per-project basis. We believe that our operations are currently on a small scale that is manageable by these individuals.

Reports to Security Holders

Annual Reports

     We intend to deliver annual reports to security holders and the United States Securities and Exchange Commission on Form 10-KSB in accordance with the provisions of Section 12 of the Securities Exchange Act of 1934, as amended. Such annual reports will include audited financial statements.

Periodic Reports with the SEC

     As of the date of this registration statement, we have not been filing periodic reports with the SEC. However, we will file periodic reports with the SEC as required by laws and regulations applicable to fully reporting companies.

Availability of Filings

     You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Risk Factors

We may be unable to continue as a going concern if we fail to generate sufficient revenues.

     We are a development stage entity with limited operations. We will not be profitable until we establish a broader customer base for our products and derive substantial revenues from our sales. We expect to continue to lose money unless we are able to generate sufficient revenues and cash flows. There are no assurances that we will be able to generate sales. If we are unable to generate sufficient revenues and cash flows to meet our costs of operations, we may be forced to cease our business.

We may be unable to continue as a going concern if we fail to obtain additional capital.

     As of December 31, 2003, we had cash on hand in the amount of $43,376. Additional financing might become necessary at some point in the future to maintain or expand our business. Unfortunately, such financing may not be available on favorable terms, if at all. Unless we begin to generate sufficient revenues to finance operations as a going concern, we may experience liquidity and solvency problems. Such liquidity and solvency problems may force us to go out of business if additional financing is not available.

If we are unable to generate market acceptance for our products and services, we will be unable to generate sufficient revenues to meet our expenses.

     Our primary business model is to generate revenues by designing and developing custom business applications and providing access to financial and business information over secure network connections. The profit potential of our business model is unproven, and, to be successful, we must, among other things, develop and market solutions that achieve broad market acceptance and recognition by its customers. There can be no assurance that our products and services will achieve broad market acceptance. Furthermore, there is intense competition among developers of customized applications and a variety of related pricing models have developed, making it difficult to project future levels of revenues and applicable gross margins that can be sustained by us. Accordingly, no assurance can be given that our business model will be successful or that it can sustain revenue growth and maintain sufficient gross margins. No assurance can be given that our products and services will achieve market acceptance by consumers and or businesses or provide acceptable gross margins. Failure to do so may force us to cease our operations.

Revenues negatively affected by loss of a client or failure to collect receivables

     At times we may derive a significant portion of our revenue from projects for a limited number of clients. Our revenue could be negatively affected if we were to lose major clients or if we were to fail to collect a large account receivable. In addition, many of our contracts are short-term and resources to other projects to attempt to minimize the effects of that reduction or termination. Accordingly, terminations, including any termination by a major client, could adversely impact our business, financial condition and results of operations.

Our management is involved with other business activities, which could reduce the time they allocate to our operations.

     Our   operations  depend  substantially  on  the  skills   and
experience of each of our officers and directors. Without employment contracts, we may lose any of our officers and directors to other pursuits without a sufficient warning and, consequently, go out of business.

     Our officers and directors are each involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, one or more of these individuals may face a conflict in selecting between STAT Software and his or her other business interests. We have not formulated a policy for the resolution of such conflicts.

We   may   expend  significant  resources  to  defend   claims   of
infringement by third parties, and if we are not successful we may be required to pay significant fees.

     We cannot assure you that in the future third parties will not bring additional claims of copyright or trademark infringement, patent violation or misappropriation of creative ideas or formats against us with respect to our products or services. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, require us to enter into costly royalty or licensing arrangements or prevent us from using important technologies, ideas or formats.

You may not be able to sell your shares in our company because there is no public market for our stock.

     There is no public market for our common stock. Our common stock is currently not quoted on any exchanges and our stock is held in a small community of shareholders. Therefore, the market for the common stock is limited. However, we expect to undertake steps that would create a publicly traded market for our float stock and thus enhance the liquidity of our shares. However, we cannot assure you that a meaningful trading market will develop. We make no representation about the value of our common stock.

Fluctuations in the trading price of our common stock could prevent investors from selling their holdings.

     If our stock ever becomes tradable, the trading price of our common stock could be subject to wide fluctuations in response to variations in quarterly results of operations, the gain or loss of significant web site customers, changes in earning estimates by analysts, announcements of technological innovations or new products by us or our competitors, general conditions in the information technology industry, and other events or factors, many of which are beyond our control. In addition, the stock market has recently experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar or related to ours, which have been unrelated to the operating performance of these companies. These market fluctuations in the trading price of our common stock could make it difficult for investors to sell their stock.

Investors may have difficulty liquidating their investment because our common stock is likely to be subject to penny stock regulation.

     The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker/dealer, prior to a transaction in a penny  stock  not  otherwise exempt from the rules,  to  deliver  a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker/dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker/dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules, and accordingly, customers in our securities may find it difficult to sell their securities, if at all.

Certain Nevada corporation law provisions could prevent a potential takeover, which could adversely affect the market price of our common stock.

     We are incorporated in the State of Nevada. Certain provisions of Nevada corporation law could adversely affect the market price of our common stock. Because Nevada corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us. Nevada corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidate or candidates nominated by our board of directors. Our articles of incorporation and by-laws contain no similar provisions.

ITEM 2.  DESCRIPTION OF PROPERTY

Description of Property

     STAT Software, Inc. has its headquarters in Nevada. Our mailing address is STAT Software, Inc., 2061 East Sahara Avenue, Las Vegas, NV 89104, phone: (702) 732-2744, and fax: (702) 734-
6778. This office space is provided at no cost to us by Richard Vincent, an officer and director of our Company.

     There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use. We believe that this arrangement is suitable given the nature of our current operations, and also believe that we will not need to lease additional administrative offices for at least the next 12 months.

Investment Policies

     Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income. We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

     We are not currently involved in any legal proceedings nor do we have knowledge of any threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not hold a shareholders meeting in 2003, thus there was no vote of securities holders in 2003.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

     There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resales. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

Shares Available Under Rule 144

     In general, under Rule 144 as amended, a person who has beneficially owned and held "restricted" securities for at least one year, including "affiliates," may sell publicly without registration under the Securities Act, within any three-month period, assuming compliance with other provisions of the Rule, a number of shares that do not exceed the greater of (i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. A person who is not deemed an "affiliate" of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited resales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

     There are currently 3,580,000 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. All 3,580,000 shares are held by our affiliates, as that term is defined in Rule 144(a)(1), Douglas Condie, Michael Kelley and Richard Vincent. At the present time, the resale or transfer of these restricted shares of Common Stock would be permissible in limited quantities pursuant to Rule 144(e)(1) with notification compliant with Rule 144(h). However, the holders of these shares of common stock have entered into a "lock-up" agreement, whereby his holdings may not be sold until the earlier of the following events:

  1. A period of three years from the date of the offering conducted under Rule 504 of Regulation D (which date shall be September 24, 2005),

  2. When our stock is traded on the OTCBBr at an average share price of greater than $0.05 per share for a minimum of three months,

  3. Our shares are listed on the Nasdaq SmallCap MarketSM or higher market or

  4. We have paid the purchasing shareholders in the Regulation D offering their investment in the form of dividends.

     As these events have not yet occurred, the officers and directors may not divest their ownership in our company, neither through public or private means.

Holders

     As of the date of this prospectus, we have approximately 4,314,000 shares of $0.001 par value common stock issued and outstanding held by approximately 34 shareholders of record. Our transfer agent is 1st Global Stock Transfer, LLC, 7341 West Charleston Boulevard, Suite 130, Las Vegas, Nevada 89117, phone
(702) 656-4919.

Dividends

     We  have  never  declared or paid any cash  dividends  on  our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides the following information as of December 31, 2003, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

  1. The number of securities to be issued upon the exercise of outstanding options, warrants and rights (column (a));

  2. The weighted-average exercise price of the outstanding options, warrants and rights (column (b)); and

  3. Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan (column
     (c)).


                              Number of     Weighted    Number of
                              Securities    average     securities
                                to be       exercise    remaining
                             issued upon    price of    available
                             exercise of  outstanding   for future
                             outstanding    options,     issuance
                               options,     warrants
                               warrants    and rights
   Plan Category              and rights
----------------------------------------------------------------------
                                 (a)          (b)          (c)
Equity compensation plans         -            -            -
approved by security
holders

Equity compensation plans         -            -            -
not approved by security
holders

Total                             -            -            -




Recent Sales of Unregistered Securities

Sales conducted under an exemption from registration provided under
Section 4(2)

     On June 13, 2002, we issued 1,320,000 shares of our $0.001 par value common stock as founders' shares to four individuals, all of whom were and are officers and directors, in exchange for subscriptions receivable. Each individual received 330,000 shares. Please refer to Part I, Item 7. "Certain Relationships and Related Transactions" on page 12 of this registration statement for additional information on stock issued for services.

     Also on June 13, 2002, we issued 825,000 shares of our common stock to Michael Kelley and 330,000 shares to Douglas Condie, both of whom are our officers and directors, in exchange for consulting services rendered. Please refer to Part I, Item 7. "Certain
Relationships and Related Transactions" on page 12 of this registration statement for additional information on stock issued for services.

     Further on June 13, 2002, we issued 825,000 shares of our common stock to Richard Vincent, an officer and director, in exchange for the use of office space for a period of one year at a rate of $1,042 per month. Please refer to Part I, Item 7. "Certain Relationships and Related Transactions" on page 12 of this registration statement for additional information on stock issued for services.

     We believe that the transactions delineated above are exempt from the registration provisions of Section 5 of the Securities Act as such exemption is provided under Section 4(2) because:

  1. None of these issuances involved underwriters, underwriting discounts or commissions;

  2.   Restrictive legends are placed on all certificates issued;

  3. The distribution did not involve general solicitation or advertising; and

  4. The distributions were made only to insiders, accredited investors or investors who were sophisticated enough to evaluate the risks of the investment. All sophisticated investors were given access to all information about our business and the opportunity to ask questions and receive answers about our business from our management prior to making any investment decision.

Sales conducted under Regulation D

     In July, 2003, we completed an offering of shares of common stock in accordance with Regulation D, Rule 504 of the Securities Act, and the registration by qualification of the offering in the State of Nevada. We sold 1,014,000 shares of common stock, par value, at a price of $0.05 per share to approximately 34 investors, of which 30 are unaffiliated shareholders of record and four are our officers or directors. The 30 non-affiliated, non-accredited shareholders hold 724,000 shares of our common stock. The four affiliated shareholders (Richard Vincent, Douglas Condie, Mary Anne Miller and Michael Kelley) hold 290,000 shares of common stock. The offering was sold for $50,700 in cash.

     This offering was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, in accordance with Regulation D, Rule 504 of the Act. In addition, this offering was made on a best efforts basis and was not underwritten. In regards to the offering closed in June 2003 offering, listed below are the requirements set forth under Regulation D, Rule 504 and the facts which support the availability of Rule 504 offering:

  1. At the time of the offering, we were not subject to the reporting requirements of section 13 or section 15(d) of the Exchange Act. Further, we are not now, nor were we at the time of the offering, considered to be an investment company. Finally, since inception, we have pursued a specific business plan, and continue to do so.

  2. We were issued a permit to sell securities by the State of Nevada, pursuant to our application for registration by qualification of offering of our common stock in that state. The application for registration by qualification was filed pursuant to the provisions of NRS 90.490, which requires the public filing and delivery to investors of a substantive disclosure document before sale. In July 2003, we completed an offering of shares of common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, and the registration by qualification of said offering in the State of Nevada, whereby we sold 1,014,000 shares of our common stock to a total of 34 shareholders. Four of these purchasers are our officers and directors. The entire offering was conducted exclusively in the State of Nevada, pursuant to the permit issued by the State of Nevada.

  3. The aggregate offering price for the offering closed in July 2003 was $50,700, all of which was collected from the offering.

     This  offering of shares was conducted on a best-efforts basis
by   NevWest   Securities  Corporation,  a  Nevada  NASD-registered
broker/dealer.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

     Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

     1. Our ability to maintain, attract and integrate internal management, technical information and management information systems;

     2.   Our ability to generate customer demand for our services;

     3.   The intensity of competition; and

     4.   General economic conditions.

     All written and oral forward-looking statements made in connection with this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Management's Discussion and Analysis

     We were incorporated on June 13, 2002, and have not yet begun our planned principal operations. Our efforts to date have focused primarily on recruiting independent contract labor and on the development of biometric security products that use individually unique physical characteristics for identification and security purposes, inventory database applications and secure on-line education products.

     We generated $41,088 in revenues for the year ended December 31, 2003. From our inception on June 13, 2002 to December 31, 2002, we generated $2,250 in revenues. Thus, we realized cumulative revenues from our inception through December 31, 2003 of $43,338. All of these revenues were derived solely from sales of our information technology services and software products. We have two recurring clients who account for substantially all of our revenues.

     Total expenses for the period from our inception to December 31, 2002, were $34,939. Approximately $17,500 of that amount was paid in lieu of cash in the form of our common stock and is attributable to consulting services provided by related parties, Michael Kelley and Douglas Condie. Organizational expenses of $6,855 were recorded in relation to our offering of common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933. We paid $6,250 in rent expense using common stock in lieu of cash to Richard Vincent, our Treasurer. We also paid contract labor fees of $2,250 to Douglas Condie, our president.

     Total expenses for the year ended December 31, 2003 was $65,242. Approximately $48,500 of that amount is attributable to contract labor costs, of which $21,500 was paid to Douglas Condie. We paid $6,250 in rent expense using common stock in lieu of cash to Richard Vincent, our Treasurer. Organizational and offering expenses related to our Rule 504 offering of common stock totaled $4,736 were recorded. We expect contract labor and rent to be ongoing expenses for the foreseeable future. Our management does not believe that organizational and offering costs will not continue to be an ongoing expense. In addition, we expect to continue to use shares of our common stock to pay for various of our future expenses.

     As a result of the foregoing, total expenses from June 13, 2002 to December 31, 2003 aggregated $56,843.

     Resultantly, we incurred a net loss of $32,689 since our inception to December 31, 2002. During the year ended December 31, 2003, our net loss totaled $24,154. Our cumulative net loss since our inception through December 31, 2003 was $56,843.

     Since our incorporation, we have raised capital through sales of our common equity. Please refer to Part II, Item 5 "Recent Sales of Unregistered Securities" on page 10 for information on these issuances. All told, we raised $70,700 in cash from sales of our common stock. We believe that our cash on hand as of December 31, 2003 of $43,376 is sufficient to continue operations for the next at least 12 months without significant increases in revenues or additional capital infusions. Our recurring cash expenditures are approximately $5,000 per month, while our revenues for the foreseeable future total approximately $2,250 per month. At this rate, we expect to have negative cash flows of approximately $33,000 for the fiscal year 2004. However, if our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash. There can be no assurance that we will be able to secure additional funds in the future to stay in business. Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not commenced planned principal operations.

     There are no other known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations. Additionally, we do not believe that our business is subject to seasonal factors.

     Our management does not expect to incur costs related to research and development. We do expect to encounter costs for the development of software for our clients on a per project basis.

     We currently do not own any significant plant or equipment that we would seek to sell in the near future.

     Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our officers and directors appear sufficient at this time. We believe that our operations are currently on a small scale that is manageable by a few individuals. We intend to hire independent contractors to assist with software development and service fulfillment. We currently utilize the services of two such contractors. These contractors are not expected to be paid salaries; instead they will be paid on a contract basis as work is completed. Thus, these individuals are not intended to be employees of our company.

     We  have  not  paid  for  expenses on behalf  of  any  of  our
directors.   Additionally,  we believe that  this  fact  shall  not
materially change.

ITEM 7.  FINANCIAL STATEMENTS

     The following documents (pages F-1 to F-8) form part of the report on the Financial Statements

                                                          PAGE

Independent Auditor's Report                              F-1
Balance Sheets                                            F-2
Income Statements                                         F-3
Statement of Stockholders' Equity                         F-4
Statement of Cash Flows                                   F-5
Footnotes                                                 F-6

                        STAT Software, Inc.
                   (A Development Stage Company)

                          Balance Sheets
                               as of
                         December 31, 2003

                                and

                     Statement of Operations,
               Changes in Stockholders' Equity, and
                            Cash Flows
                         for the period of
                 June 13, 2002 (Date of Inception)
                              through
                         December 31, 2003

                         TABLE OF CONTENTS




                                                           PAGE

Independent Auditor's Report                                1

Balance Sheets                                              2

Statements of Operations                                    3

Statements of Changes in Stockholders' Equity               4

Statements of Cash Flows                                    5

Footnotes                                                   6

Beckstead and Watts, LLP
Certified Public Accountants
                                                     3340 Wynn Road
                                                Las Vegas, NV 89102
                                                       702.257.1984
                                                 702.362.0540 (fax)

                   INDEPENDENT AUDITOR'S REPORT


Board of Directors
Stat Software, Inc.

We have audited the Balance Sheet of Stat Software, Inc. (the "Company") (A Development Stage Company), as of December 31, 2003, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year ended December 31, 2003, the period June 13, 2002 (Date of Inception) to December 31, 2002, and for the period June 13, 2002 (Date of Inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stat Software, Inc. (A Development Stage Company) as of December 31, 2003, and the results of its operations and cash flows for the year ended December 31, 2003, the period June 13, 2002 (Date of Inception) to December 31, 2002, and for the period June 13, 2002 (Date of Inception) to December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



March 16, 2004


                                 -16-     F-1





                        STAT Software, Inc.
                   (A Development Stage Company)
                           Balance Sheet

                                                         December 31,
                                                             2003
                                                        --------------
Assets

Current assets:
Cash and equivalents                                        $43,376
                                                        --------------
Total current assets                                         43,376
                                                        --------------

Fixed assets, net                                             3,981
                                                        --------------

                                                            $47,357
                                                        ==============

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                                              3,500
                                                        --------------
Total current liabilities                                     3,500
                                                        --------------

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000
shares authorized, zero shares issued and outstanding             -
Common stock, $0.001 par value, 20,000,000 shares
shares authorized, 4,314,000 shares
issued and outstanding as of 12/31/03                         4,314
Additional paid in capital                                   96,386
(Deficit) accumulated during development stage             (56,843)
                                                        --------------
                                                             43,857
                                                        --------------

                                                            $47,357
                                                        ==============




  The accompanying notes are an integral part of these financial statements.





                                 -17-     F-2





                        STAT Software, Inc.
                   (A Development Stage Company)
                     Statements of Operations

                                            For the     June 13, 2002    June 13, 2002
                                           year ended   (Inception to)   (Inception to)
                                           December 31,   December 31,    December 31,
                                              2003          2002             2003
                                          ---------------------------------------------

Revenue - related party                      $41,088        $2,250          $43,338
                                          ---------------------------------------------
Expenses:
 General & administrative expenses             5,079         2,084            7,163
 Depreciation expense                            677             -              677
 Contract labor - related party               21,500         2,250           23,750
 Contract labor                               27,000             -           27,000
 Organizational and offering costs             4,736         6,855           11,591
 Consulting - related party                        -        17,500           17,500
 Rent - related party                          6,250         6,250           12,500
                                          ---------------------------------------------
  Total expenses                              65,242        34,939          100,181
                                          ---------------------------------------------

Net (loss)                                  $(24,154)     $(32,689)        $(56,843)
                                          =============================================

Weighted average number of
 common shares outstanding - basic and     3,894,510     3,300,000
 fully diluted                            =============================

Net (loss) per share - basic and fully        $(0.01)       $(0.01)
 diluted                                  =============================


  The accompanying notes are an integral part of these financial statements.




                                 -18-     F-3




                        STAT Software, Inc.
                   (A Development Stage Company)
           Statements of Changes in Stockholders' Equity


                                                                                   (Deficit)
                                                                                    Accumulated
                                                         Additional                 During        Total
                                       Common Stock      Paid-in    Subscriptions   Development   Stockholders'
                                     Shares     Amount   Capital    Receivable      Stage         Equity
                                   ----------------------------------------------------------------------------

June 2002
  Founder shares
  issued for subscriptions
  receivable and services          3,300,000    $3,300   $46,700     $(20,000)            $-        $30,000

August 2002
  Cancellation of subscriptions
  receivable                                                           20,000                        20,000

Net (loss)
  June 13, 2002 (inception) to
  December 31, 2002                                                                  (32,689)       (32,689)
                                   ----------------------------------------------------------------------------

Balance, December 31, 2002         3,300,000     3,300    46,700           -         (32,689)        17,311


June 2003
  Shares issued pursuant to
  Reg. D, Rule 504 offering (net)  1,014,000     1,014    49,686                                     50,700


Net (loss)
  Year ended December 31, 2003                                                       (24,154)       (24,154)
                                   ----------------------------------------------------------------------------

Balance, December 31, 2003         4,314,000    $4,314   $96,386          $-        $(56,843)       $43,857
                                   ============================================================================




  The accompanying notes are an integral part of these financial statements.





                                 -19-     F-4




                        STAT Software, Inc.
                   (A Development Stage Company)
                     Statements of Cash Flows

                                                 For the     June 13, 2002    June 13, 2002
                                                year ended   (Inception to)   (Inception to)
                                                December 31,   December 31,    December 31,
                                                   2003          2002             2003
                                               ---------------------------------------------

Cash flows from operating activities
Net (loss)                                      $(24,154)     $(32,689)        $(56,843)
  Depreciation                                       677             -              677
  Amortization of prepaid rent - related party     6,250         6,250           12,500
  Shares issued for consulting - related party         -        17,500           17,500
Adjustments to reconcile net (loss) to
  net cash (used) by operating activities:
    Increase in accounts payable                   3,500             -            3,500
                                               ---------------------------------------------
Net cash (used) by operating activities          (13,727)       (8,939)         (22,666)
                                               ---------------------------------------------
Cash flows from investing activities
  Purchase of fixed assets                        (3,811)         (847)          (4,658)
                                               ---------------------------------------------
Net cash (used) by investing activities           (3,811)         (847)          (4,658)
                                               ---------------------------------------------

Cash flows from financing activities
  Issuances of common stock                       50,700        20,000           70,700
                                               ---------------------------------------------
Net cash provided by financing activities         50,700        20,000           70,700
                                               ---------------------------------------------

Net increase in cash                              33,162        10,214           43,376
Cash and equivalents - beginning                  10,214             -                -
                                               ---------------------------------------------
Cash and equivalents - ending                    $43,376       $10,214          $43,376
                                               =============================================

Supplemental disclosures:
  Interest paid                                      $-             $-               $-
                                               =============================================
  Income taxes paid                                  $-             $-               $-
                                               =============================================

Non-cash transactions:
  Shares issued for consulting and prepaid
    rent to related parties                          $-        $30,000          $30,000
                                               =============================================
  Number of shares issued for consulting and
    prepaid rent to related parties                   -      1,980,000        1,980,000
                                               =============================================






  The accompanying notes are an integral part of these financial statements.





                                 -20-     F-5





                        STAT Software, Inc.
                   (A Development Stage Company)
                               Notes

Note 1 - History and organization of the company

The Company was organized June 13, 2002 (Date of Inception) under the laws of the State of Nevada, as Stat Software, Inc. The Company has limited operations and in accordance with SFAS #7, the Company is considered a development stage company.

Note 2 - Accounting policies and procedures

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2003.

Fixed assets
Fixed assets are recorded at cost. The cost of maintenance and repairs is charged against results of operations as incurred. Depreciation is charged against results of operations using the straight-line method over the estimated economic useful life.

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2003.

Revenue recognition
Revenue from proprietary software sales that does not require further commitment from the company is recognized upon shipment. Maintenance contract revenue is recognized on a straight-line basis over the life of the respective contract. Revenue from custom software development, which is generally billed separately from the Company's proprietary software, is recognized based on its percentage of completion. Revenue recognized under percentage of completion contracts are generally based upon specific milestones achieved as specified in customer contracts. The Company also derives revenue from the sale of third party hardware and software. Consulting revenue is recognized when the services are rendered. License revenue is recognized ratably over the term of the license.

Due to uncertainties inherent in the estimation process it is at least reasonably possible that completion costs for contracts in progress will be further revised in the near-term.

The   cost  of  services,  consisting  of  staff  payroll,  outside services, equipment rental, communication costs and supplies, is expensed as incurred.

Advertising costs
The  Company expenses all costs of advertising as incurred.   There
were  no  advertising  costs  included  in  selling,  general   and
administrative expenses in 2002 or 2003.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2003.

Reporting on the costs of start-up activities
Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-




                                 -21-     F-6




                        STAT Software, Inc.
                   (A Development Stage Company)
                               Notes


up activities and organizational costs to be expensed as incurred. The Company expensed $4,736 and $6,855 of organizational and offering costs as of December 31, 2003 and 2002, respectively.

Software development
The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs. Technological feasibility is generally achieved upon satisfactory beta test results. Upon achieving technological feasibility, programming costs are capitalized and amortized over the economic useful live which is estimated to be two years. There were no capitalized software development costs as of December 31, 2003.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Income Taxes
Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable on the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Segment reporting
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
The  Company  has not yet adopted any policy regarding  payment  of
dividends.    No  dividends  have  been  paid  or  declared   since
inception.

Recent pronouncements
In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.




                                 -22-     F-7




                        STAT Software, Inc.
                   (A Development Stage Company)
                               Notes

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company has adopted the provisions of FIN No. 46 during the first quarter of fiscal 2003.

Stock-Based Compensation
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

Year end
The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $56,843 for the period from June 13, 2002 (inception) to December 31, 2003, and has limited revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial




                                 -23-     F-8




                        STAT Software, Inc.
                   (A Development Stage Company)
                               Notes

statements  do  not  include  any  adjustments  relating   to   the
recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 - Fixed assets

Fixed assets as of December 31, 2003 consisted of the following:

               Computer equipment               $4,658
               Accumulated depreciation           (677)
                                               ----------
                                                $3,981

Note 5 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                      U.S federal statutory rate      (34.0%)

                      Valuation reserve                34.0%
                                                      -------
                      Total                               -%

As of December 31, 2003, the Company has a net operating loss carry forward of approximately $56,843 for tax purposes, which will be available to offset future taxable income. If not used, $32,689 will expire in 2021 and $24,154 of the carry forward will expire in 2022.

Note 6 - Stockholder's equity

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On June 13, 2002, the Company issued 3,300,000 shares of its $0.001 par value common stock as founders' shares to several officers and directors in exchange for subscriptions receivable in the amount of $20,000, consulting services valued at $17,500, and prepaid rent valued at $12,500.

In August 2002, the Company received cash in the amount of $20,000 to cancel the entire balance in the subscriptions receivable account.

During June 2003, the Company issued 1,014,000 shares of its $0.001 par value common stock for cash totaling $50,700 pursuant to its Regulation D, Rule 504 of the Securities and Exchange Commission Act of 1933 (as amended), offering.

There have been no other issuances of common stock and/or preferred stock.




                                 -24-     F-9




                        STAT Software, Inc.
                   (A Development Stage Company)
                               Notes

Note 7 - Related party transactions

On June 13, 2002, the Company issued 1,320,000 shares of its $0.001 par value common stock as founders' shares to several officers and directors in exchange for subscriptions receivable in the amount of $20,000. During August 2002, the Company received cash in the amount of $20,000 to cancel the entire balance in the subscriptions receivable account.

On June 13, 2002, the Company issued 1,155,000 shares of its $0.001 par value common stock as founders' shares to two officers and directors in exchange for consulting services rendered in the amount of $17,500.

On June 13, 2002, the Company issued 825,000 shares of its $0.001 par value common stock as founders' shares to an officer and director in exchange for the use of his office space for a period of one year at a rate of $1,042 per month. The total amount of the shares is valued at $12,500 capitalized as prepaid rent. The Company amortized $6,250 and $6,250 to rent expense during the year ended December 31, 2003 and period ended December 31, 2002, respectively.

The Company paid contract labor fees to a shareholder for services valued at $21,500 and $2,250 for the year ended December 31, 2003 and period ended December 31, 2002, respectively.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The
Company has not formulated a policy for the resolution of such conflicts.

Note 8 - Warrants and options

As of December 31, 2003, there were no warrants or options outstanding to acquire any additional shares of common stock.




                                 -25-     F-10




ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None--Not Applicable

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth certain information with respect to each of our executive officers or directors.

 NAME               AGE    POSITION            PERIOD SERVING   TERM
-------------------------------------------------------------------------
Douglas P. Condie   34    President           June 2003-2004   1 year(1)
Michael L. Kelley   51    Vice-President      June 2003-2004   1 year(1)
Richard B. Vincent  63    Treasurer           June 2003-2004   1 year(1)
Mary Anne Miller    53    Secretary           June 2003-2004   1 year(1)

Footnotes:

  (1) Directors hold office until the next annual stockholders' meeting to be held in 2004 or until a successor or successors are elected and appointed.

Directors, Executive Officers and Significant Employees

     Set forth below are summary descriptions containing the name of our directors and officers, all positions and offices held with us, the period during which such officer or director has served as such, and the business and educational experience of each during at least the last five years:

     Douglas P. Condie, President, a graduate of Brigham Young University, with a degree in physics, mathematics and Japanese has been designing and developing customized accounting/database applications for small to medium companies in the travel, transportation and professional services since 1995. From 1995 to 2001, Mr. Condie was employed with Japan Travel Bureau International. Douglas started a sole proprietorship as an independent contractor in 1997 specializing in database application for the healthcare and outpatient counseling industries and has been the major developer for numerous web-based and company specific computer applications. From 1998 to the present, Mr. Condie has been working with Legal Rehabilitation Services. From 1999 to 2003, has worked with Interstate Records. Since 2001, Mr. Condie has been employed at DPN, Inc., a subsidiary of Fidelity Insurance, which entails remote and on-site clients in the real estate industry.

     Michael L. Kelley, Vice-President, graduated in 1972 from Southern Utah State University with a degree in Education. After returning to Southern Nevada from college, he worked for the Clark County Juvenile Court as a senior supervisor for the Spring Mountain Youth Camp from 1972 to 1978. Relocating to San Francisco, CA in 1979, Mr. Kelley was employed for two years as a contract compliance officer for the Mayor's Office of Employment and Training. Returning to Southern Nevada in 1981, he began working and investing for himself in various business projects, including: purchasing and managing real estate properties, opening and operating a pizza restaurant. Mr. Kelley was a president of the Black Mountain Golf and Country Club in 1997. Since 2001, he has been conducting marketing activities for Legal Rehabilitation Services.

     Richard B. Vincent, Treasurer, graduated from the University of Nevada, Las Vegas, and is a licensed Social Worker and licensed Counselor. Mr. Vincent was employed by the Clark County Juvenile Court from 1968 to 1986. During that period, he held administrative positions. Mr. Vincent was employed by Comprehensive Care Corporation, a New York Stock Exchange company, from 1988 to 1996 as a hospital administrator and vice-president of operations. Mr. Vincent founded Legal Rehabilitation Services, a behavioral health out-patient clinic, in 1997, and is currently the Chief Executive Officer and owner.

     Mary Anne Miller, Secretary, a native of Henderson, Nevada, graduated from California State University, Chico with a degree in Education, before moving to New York City. From 1980 to 1985, she worked in the advertising industry in Manhattan. From 1979 to 1981, she worked in a large commercial photography lab in the capacity of expeditor between the lab and the client and later as a sales representative manager of a sales force of 10 people. She then became a print ad retouching manager of that studio in 1982. She also purchased and remodeled a historic property, The Stone House Cafe and Art Gallery, which she developed into an award-winning gourmet restaurant and art gallery in Litchfield, Connecticut. Ms. Miller, since 2000, has been self-employed independent facilitator for Domestic Violence Counseling Courses at Legal Rehabilitation Services.

Family Relationships

     None.

Board Committees

     We currently have no compensation committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Involvement on Certain Material Legal Proceedings During  the  Last
Five Years

     No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

     No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

     No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

     No   director,  officer  or  significant  employee  has   been
convicted of violating a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial
Ownership  of  Securities) and 5 (Annual  Statement  of  Beneficial
Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2003 beneficial owners did not comply with
Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a) in February 2004 and had no trading activity in 2003.

ITEM 10.  EXECUTIVE COMPENSATION

Remuneration of Directors, Executive Officers and Significant
Employees

     We do not have employment agreements with our executive officers. We have yet to determine the appropriate terms needed for the creation of employment agreements for our officers. There has been no discussion with any of our officers regarding any potential terms of these agreements, nor have such terms been determined with any specificity. We plan to have these agreements completed by the beginning of the next year. We have no proposal, understanding or arrangement concerning accrued earnings to be paid in the future. In the meanwhile, none of our executive officers have been drawing salaries since they were appointed to their positions.

                         Summary Compensation Table

                        Annual                               Long-Term Compensation
                     Compensation
                    -------------------            ------------------------------------------
  Name and          Year  Salary  Bonus   Other    Restricted   Securities  LTIP     All
  Principal                               Annual   Stock        Underlying  Payouts  Other
  Position                                Compens  Awards       Options              Compens
                                          ation                                      ation
                           ($)     ($)     ($)      ($)           (#)        ($)      ($)



Douglas P. Condie   2003    -       -       -     $ 7,000          -          -        -
   President        2002    -       -       -     $ 7,250          -          -        -


Michael L. Kelley   2003    -       -       -        -             -          -        -
 Vice-President     2002    -       -       -     $12,500          -          -        -

Richard B. Vincent  2003    -       -       -     $ 6,250          -          -        -
   Treasurer        2002    -       -       -     $ 6,250          -          -        -


Mary Anne Miller    2003    -       -       -        -             -          -        -
   Secretary        2002    -       -       -        -             -          -        -


Directors' Compensation

     We have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors of our company.

Employment Contracts and Officers' Compensation

     Since our incorporation, we have not paid any compensation to our officers. We do not have employment agreements with any of our officers, directors of employees. Any future compensation to be paid to these individuals will be determined by our Board of Directors, and employment agreements will be executed. We do not currently have plans to pay any compensation to our officers or directors until such time as we are cash flow positive.

Stock Option Plan And Other Long-term Incentive Plan

     We currently do not have existing or proposed option/SAR grants.

ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY
HOLDERS

Security Ownership of Management and Certain Beneficial Owners

     The following table sets forth as of December 31, 2003 certain information regarding the beneficial ownership of our common stock by:

     1. Each person who is known us to be the beneficial owner of more than 5% of the common stock,

     2.   Each of our directors and executive officers and

     3.   All of our directors and executive officers as a group.

     Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change in control is currently being contemplated.

 TITLE OF           NAME AND ADDRESS             AMOUNT AND    % OF
  CLASS           OF BENEFICIAL OWNER            NATURE OF     CLASS
                                                 BENEFICIAL
                                                   OWNER
------------------------------------------------------------------------
Common       Michael Kelley, Vice-President(1)   1,255,000    29.12%
Stock

Common       Richard Vincent, Treasurer(1)       1,205,000    27.96%
Stock

Common       Douglas Condie, President(1)         690,000     16.01%
Stock

Common       Mary Anne Miller, Secretary(1)       430,000     9.98%
Stock
------------------------------------------------------------------------
             Officers and Directors as a Group   3,580,000    83.07%
                                               -------------------------
Footnotes:

  (1) The address of officers and directors in the table is c/o STAT Software, Inc., 2061 East Sahara Avenue, Las Vegas, NV 89104.

Change in Control

     No arrangements exist that may result in a change of control of STAT.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On June 13, 2002, we issued 1,320,000 shares of our $0.001 par value common stock as founders' shares to Douglas Condie, Michael Kelley, Mary Anne Miller and Richard Vincent, all of whom are officers and directors, in exchange for subscriptions receivable in the amount of $20,000. The shares were distributed equally among the four individuals.

     On June 13, 2002, we issued 825,000 shares of our common stock to Michael Kelley and 330,000 shares to Douglas Condie, both of whom are our officers and directors, in exchange for consulting services rendered in the amount of $17,500. These consulting services include, without limitation:

  1.   Formation of our corporate entity;

  2.   Use of equipment and supplies, as necessary;

  3.   Recruiting independent consultants;

  4.   Establishing the founding membership and management team;

  5.   Administrative efforts; and

  6.   Organizing the business matters of our Company.

     On June 13, 2002, we issued 825,000 shares of our $0.001 par value common stock as founders' shares to Richard Vincent, an officer and director in exchange for the use of office space for a period of one year at a rate of $1,042 per month. Since our inception through December 31, 2003, we recorded $12,500 of rent expense.

     In August 2002, we received cash in the amount of $20,000 to cancel the entire balance in the subscriptions receivable account.

     We paid contract labor fees to Douglas Condie, an officer and director, for services valued at $21,500 and $2,250 for the years ended December 31, 2003 and December 31, 2002, respectively.

     We earned revenues from LRS Systems, Ltd., formerly known as Legal Rehabilitation Services, in the amount of $34,500 and $2,250 for the years ended December 31, 2003 and December 31, 2002, respectively. LRS Systems, Ltd. is materially controlled by Richard Vincent, an officer and director of our company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit  Name and/or Identification of Exhibit
Number

  3     Articles of Incorporation & By-Laws
           a. Articles of Incorporation of the Company filed June 13, 2002. Incorporated by reference herein filed as Exhibit 3(a) to Form 10SB12G filed on November 12, 2003.
           b. By-Laws of the Company adopted June 13, 2002. Incorporated by reference herein filed as Exhibit 3(b) to Form 10SB12G filed on November 12, 2003.

  23    Consent of Experts and Counsel

 31.1   Rule 13a-14(a)/15d-14(a) Certifications - Douglas P.
        Condie

 31.2   Rule 13a-14(a)/15d-14(a) Certifications - Richard B.
        Vincent

 32.1   Certification under Section 906 of the Sarbanes-Oxley Act
        (18 U.S.C. Section 1350) - Douglas P. Condie

 32.2   Certification under Section 906 of the Sarbanes-Oxley Act
        (18 U.S.C. Section 1350) - Richard B. Vincent

ITEM 14.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive
Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       STAT SOFTWARE, INC.
                       ------------------

     Signature                     Title                  Date
     ---------                     -----                  ----

 /s/ Douglas P. Condie      Chief Executive Officer    March 30, 2004
 ----------------------
 Douglas P. Condie

 /s/ Richard B. Vincent     Chief Financial Officer    March 30, 2004
 -----------------------
 Richard B. Vincent


























                                 -32-