Form 10QSB
period 2004-03-31
STAT SOFTWARE INC
filed 2004-05-24
CIK 1269859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2004
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number: 000-50465
STAT SOFTWARE, INC. (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	76-0702680 (I.R.S. Employer Identification No.)

2061 East Sahara Avenue Las Vegas, Nevada (Address of principal executive offices)	89107 (Zip Code)

(702) 732-2744 (Registrant's telephone number, including area code)

N/A (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,314,000

STAT SOFTWARE, INC.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB previously filed with the Commission on March 31, 2004, and subsequent amendments made thereto.

Stat Software, Inc.

(a Development Stage Company)

Balance Sheet

March 31,
2004
Assets

Current assets:
Cash and equivalents	$35,379
Accounts receivable	750
Prepaid expense	1,000
Total current assets	37,129

Fixed assets, net	3,670

$40,799

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	3,500
Total current liabilities	3,500

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 20,000,000 shares
authorized, 4,314,000 shares issued and outstanding	4,314
Additional paid-in capital	96,386
(Deficit) accumulated during development stage	(63,401)
37,299

$40,799

The accompanying notes are an integral part of these financial statements.

Stat Software, Inc.

(a Development Stage Company)

Statements of Operations

	Three months ended		June 13, 2002
	March 31,		(Inception) to
	2004	2003	March 31, 2004

Revenue – related party	$9,250	$-	$52,588

Cost of revenue:
Contract labor – related party	2,000	-	16,500
Contract labor	6,538	-	33,538
	8,538	-	50,038

Gross profit	712	-	2,550

Expenses:
General & administrative expenses	3,997	-	11,160
General & administrative expenses – related party	-	-	12,500
Research and development	2,962	-	12,212
Depreciation expense	311	-	988
Organizational and offering costs	-	-	11,591
Consulting – related party	-	-	17,500
Total expenses	7,270	-	65,951

Net (loss)	$(6,558)	$-	$(63,401)

Weighted average number of
common shares outstanding – basic and fully diluted	4,314,000	-

Net (loss) per share – basic and fully diluted	$(0.00)	$-

The accompanying notes are an integral part of these financial statements.

Stat Software, Inc.

(a Development Stage Company)

Statements of Cash Flows

	Three months ended		June 13, 2002
	March 31,		(Inception) to
	2004	2003	March 31, 2004
Cash flows from operating activities
Net (loss)	$(6,558)	$-	$(63,401)
Adjustment to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	311	-	988
Amortization of prepaid rent – related party	-	-	12,500
Shares issued for consulting – related party	-	-	17,500
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(750)	-	(750)
(Increase) in prepaid expenses	(1,000)	-	(1,000)
Increase in accounts payable	-	-	3,500
Net cash (used) by operating activities	(7,997)	-	(30,663)

Cash flows from investing activities
Purchase of fixed assets	-	-	(4,658)
Net cash (used) by investing activities	-	-	(4,658)

Cash flows from financing activities
Issuances of common stock	-	-	70,700
Net cash provided by financing activities	-	-	70,700

Net increase in cash	(7,997)	-	35,379
Cash and equivalents – beginning	43,376	-	-
Cash and equivalents – ending	$35,379	$-	$35,379

Supplemental information:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Non-cash transactions:
Shares issued for consulting and prepaid rent
To related parties	$ -	$ -	$30,000
Number of shares issued for consulting and
Prepaid rent to related parties	-	-	1,980,000

The accompanying notes are an integral part of these financial statements.

Stat Software, Inc.

(a Development Stage Company)

Notes

Note 1 - Basis of presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the audited financial statements and notes of the Company filed with its Form 10KSB with the US Securities and Exchange Commission for the year ended December 31, 2003.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – Fixed assets

The Company recorded depreciation expense of $311 and $-0- during the three months ended March 31, 2004 and 2003, respectively.

Note 3 – Stockholder’s equity

The Company did not issue any shares of its preferred or common stock during the three months ended March 31, 2004.

Note 4 – Related party transactions

The Company paid its officer and director contract labor fees totaling $2,000 during the three months ended March 31, 2004.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

Note 5 – Research and development costs

The Company expended $2,962 towards research and development of its software technology during the three months ended March 31, 2004.

Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about STAT Software, Inc.’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, STAT’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Management’s Discussion and Analysis

We were incorporated on June 13, 2002.  Our efforts to date have focused primarily on recruiting independent contract labor and on the development of biometric security products that use individually unique physical characteristics for identification and security purposes, inventory database applications and secure on-line education products.

We generated $9,250 in revenues during the three months ended March 31, 2004.  We did not earn any revenues during the period ended March 31, 2003.  From our inception on June 13, 2002 to March 31, 2004, we generated $52,588 in revenues.  All of these revenues were derived solely from sales of our information technology services and software products.  We have two recurring clients who account for substantially all of our revenues.

Cost of revenues, consisting solely of contract labor fees, were $8,538 for the three month period ended March 31, 2004, of which $2,000 were paid to a related party.  Since our inception, cost of revenues were $50,038, of which $16,500 were paid to related parties.

Total expenses for the period from our inception to March 31, 2004, were $65,951.  General and administrative expenses aggregated $23,660, of which $12,500 were paid to related parties.  Approximately $17,500 of that amount was paid in lieu of cash in the form of our common stock and is attributable to consulting services provided by related parties, Michael Kelley and Douglas Condie.  Research and development costs were $12,212.  Organizational expenses of $11,591 were recorded in relation to our offering of common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933.  Additionally, we recorded depreciation expense of $988 since our inception.

Total expenses for the three months ended March 31, 2004 was $7,270.  Approximately $3,997 of that amount is attributable to general and administrative expenses.  We paid $2,962 in research and development.  We also recorded $311 in depreciation expense for the period.

Resultantly, we incurred a net loss of $63,401 since our inception to March 31, 2004.  During the three months ended March 31, 2004, our net loss totaled $6,558.

Since our incorporation, we have raised capital through sales of our common equity.  All told, we raised $70,700 in cash from sales of our common stock.  We believe that our cash on hand as of March 31, 2004 of $35,379 is sufficient to continue operations for the next at least 12 months without significant increases in revenues or additional capital infusions.  Our recurring cash expenditures are approximately $5,000 per month, while our revenues for the foreseeable future total approximately $2,250 per month.  At this rate, we expect to have negative cash flows of approximately $33,000 for the fiscal year 2004.  However, if our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash.  There can be no assurance that we will be able to secure additional funds in the future to stay in business.  Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not commenced planned principal operations.

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

Item 3. Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

(a) Douglas P. Condie

(b) Richard B. Vincent

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

(1) Incorporated by reference to the exhibits to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB, filed on November 12, 2003.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAT SOFTWARE, INC.
(Registrant)

Signature	Title	Date

/s/ Douglas P. Condie	Chief Executive Officer	May 24, 2004
Douglas P. Condie

/s/ Richard B. Vincent	Chief Financial Officer	May 24, 2004
Richard B. Vincent