Form 10QSB
period 2004-06-30
STAT SOFTWARE INC
filed 2004-08-23
CIK 1269859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2004
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

Stat Software, Inc.

(a Development Stage Company)

Balance Sheet

(Unaudited)

June 30,
2004
Assets

Current assets:
Cash and equivalents	$32,896
Accounts receivable	1,500
Prepaid expense	1,000
Total current assets	35,396

Fixed asses, net	2,371

$37,767

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	-

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000
shares authorized, zero shares issued and outstanding	-
Common stock, $0.001 par value, 20,000,000
shares authorized, 4,314,000 shares
issued and outstanding as of 6/30/04	4,314
Additional paid-in capital	96,386
Prior period adjustment	(1,656)
(Deficit) accumulated during development stage	(61,277)
37,767

$37,767

The accompanying Notes are an integral part of these financial statements.

Stat Software, Inc.

(a Development Stage Company)

Statements of Operations

(Unaudited)

					June 13, 2002
	Three Months Ending		Six Months Ending		(Inception) to
	June 30,		June 30,		June 30,
	2004	2003	2004	2003	2004

Revenue – related party	$5,000	$13,500	$17,250	$13,500	$60,588

Cost of revenue:
Contract labor – related party	4,875	6,000	6,875	6,000	27,982
Contract labor	2,601	9,000	9,139	9,000	29,246
	7,476	15,000	16,014	15,000	57,228

Gross profit (loss)	(2,476)	(1,500)	1,236	(1,500)	3,360

Expenses:
General and administrative expenses	2,257	-	6,254	1,000	12,922
General and administrative expenses – related party	-	6,250	-	6,250	12,500
Research and development	-	-	2,962	-	12,500
Depreciation expense	311	-	622	-	1,299
Organizational and offering costs	-	-	-	3,105	11,416
Consulting – related party	-	-	-	-	17,500
Total expenses	2,568	6,250	9,838	10,355	68,137

Other income (expense):
Gain on forgiveness of debt	3,500	-	3,500	-	3,500

Net (loss)	$(1,544)	$(7,750)	$(5,102)	$(11,855)	$(61,277)

Weighted average number of
Common shares outstanding – basic and fully diluted	4,314,000	3,300,000	4,314,000	3,300,000

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Stat Software, Inc.

(a Development Stage Company)

Statements of Cash Flows

(Unaudited)

			June 13, 2002
	Six Months Ending		(Inception) to
	June 30,		June 30,
	2004	2003	2004
Cash flows from operating activities
Net (loss)	$(5,102)	$(11,855)	$(61,277)
Adjustment to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	622	-	1,299
Amortization of prepaid rent –related party	-	6,250	12,500
Shares issued for consulting – related party	-	-	17,500
Changes in operating assets and liabilities
(Increase) in accounts receivable	(1,500)	-	(1,500)
(Increase) in prepaid expenses	(1,000)	-	(1,000)
(Increase) in accounts payable	(3,500)	-	-
Net cash (used) by operating activities	(10,480)	(5,605)	(32,478)

Cash flows from investing activities
Purchase of fixed assets	-	(1,679)	(4,658)
Net cash (used) by investing activities	-	(1,679)	(4,658)

Cash flows from financing activities
Issuances of common stock	-	48,050	70,032
Net cash provided by financing activities	-	48,050	70,032

Net increase in cash	(10,480)	40,766	32,896
Cash and equivalents – beginning	43,376	10,214	-
Cash and equivalents – ending	$32,896	$50,980	$32,896

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for consulting and prepaid rent
to related parties	$-	$-	$30,000
Number of shares issued for consulting and
prepaid rent to related parties	-	-	1,980,000

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

Note 2 – Fixed assets

The Company recorded depreciation expense of $622 and $-0- during the six months ended June 30, 2004 and 2003, respectively.

Note 3 – Stockholder’s equity

The Company did not issue any shares of its preferred or common stock during the six months ended June 30, 2004.

Note 4 – Related party transactions

The Company paid its officer and director contract labor fees totaling $6,875 during the six months ended June 30, 2004.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

Note 5 – Research and development costs

The Company expended $2,962 towards research and development of its software technology during the six months ended June 30, 2004.

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

We generated $5,000 in revenues during the three months ended June 30, 2004.  In the year ago period ended June 30, 2003, we generated revenues of $13,500.  In the six months ended June 30, 2004, revenues were $17,250, an increase of $3,750 compared with revenues of $13,500 during the six months ended June 30, 2003.  From our inception on June 13, 2002 to June 30, 2004, we generated an aggregate of $60,588 in revenues.  All of these revenues were derived solely from sales of our information technology services and software products.  We have two recurring clients who account for substantially all of our revenues.

Cost of revenues, consisting solely of contract labor fees, were $7,476 for the three month period ended June 30, 2004, of which $4,875 were paid to a related party.  Comparatively, cost of labor for the second quarter ended June 30, 2003 was $15,000, of which $6,000 was paid to related parties.  In the six months ended June 30, 2004, cost of revenues was $16,014, $6,875 of which was paid to a related party.  During the six months ended June 30, 2003, our cost of revenues totaled $15,000, with $6,000 being paid to a related party.  Since our inception, cost of revenues were $57,228, of which $27,982 were paid to related parties.

Total expenses for the period from our inception to June 30, 2004, were $68,137.  Consulting fees in the amount of $17,500 paid to Michael Kelley and Douglas Condie, both of whom are related parties, was paid in lieu of cash in the form of our common stock.  General and administrative expenses aggregated $25,422, of which $12,500 was paid to related parties.  Research and development costs were $12,500.  Organizational expenses of $11,416 was recorded in relation to our offering of common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933.  We also recorded $1,299 in depreciation expense since inception.

Total expenses for the three months ended June 30, 2004 was $2,568.  Approximately $2,257 of that amount is attributable to general and administrative expenses.  Additionally, we recorded $311 in depreciation expense for the period.  In the three months ended June 30, 2003, total expenses were $6,250, all of which is credited to general and administrative costs paid to related parties.

During the three months ended June 30, 2004, we recorded a one-time gain on forgiveness of debt in the amount of $3,500.

Resultantly, we incurred a net loss of $61,277 since our inception to June 13, 2002.  During the three months ended June 30, 2004, our net loss totaled $1,544, a decrease of $6,206 or 80% from the year ago three month period ended June 30, 2003.

Since our incorporation, we have raised capital through sales of our common equity.  All told, we raised $70,032 in cash from sales of our common stock.  We believe that our cash on hand as of June 30, 2004 of $32,896 is sufficient to continue operations through the year ended December 31, 2004 without significant increases in revenues or additional capital infusions.  Our recurring cash expenditures are approximately $5,000 per month, while our revenues for the foreseeable future total approximately $2,250 per month.  At this rate, we expect to have negative cash flows of approximately $16,500 for the fiscal year 2004.  However, if our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash.  There can be no assurance that we will be able to secure additional funds in the future to stay in business.  Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not commenced planned principal operations.

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

STAT SOFTWARE, INC.
(Registrant)

Signature	Title	Date

/s/ Douglas P. Condie	Chief Executive Officer	August 20, 2004
Douglas P. Condie

/s/ Richard B. Vincent	Chief Financial Officer	August 20, 2004
Richard B. Vincent