Form 10KSB/A
period 2003-12-31
STAT SOFTWARE INC
filed 2004-09-22
CIK 1269859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment Number 1

to

Form 10-KSB/A

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number 000-50465

STAT SOFTWARE, INC.
(Name of small business issuer in its charter)

Nevada	76-0702680
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

2061 East Sahara Avenue
Las Vegas, Nevada	89107
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (702) 732-2744

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Title of each class	Name of each exchange on which registered

Securities Registered Pursuant to Section 12(g) of the Act:

COMMON
(Title of class)

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

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, STAT Software’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

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

Business of Issuer

Principal Products and Principal Markets

We are an information technology consulting, development and research firm.  We provide information technology and consulting services such as internet accessible and software development services, as well as technology-related business research and testing services to small- and medium-sized business that have between one and 100 employees or no in-house information technology department.  Southern Nevada is currently the sole market for our products and services.

Our customers are currently in the financial, professional, education and municipal sectors, although we intend to broaden our customer base to encompass clients in other industries.  We design, build and maintain custom financial and business automation software applications on a customer-by-customer basis.  Our software applications are custom designed by our independent contractors, are not purchased from any third-party software company and are unique to each client.  We may purchase commercially available software for clients’ needs and uses and plan to adhere to all licensing agreements pertinent to that product.  To date, we have provided the following revenue generating products and services:

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

Our software enhances a client’s existing processes and facilitates movement into computer- and network-based systems.  Our software is designed to streamline business operations and more efficiently and flexibly manage information, by horizontally installing customized hardware and software solutions as a service to our clients to minimize customer risk, network outages and exposure of customer information.  In addition to designing and building applications, we also perform back office development for companies and organizations, as well as integration of third-party software, as necessary.  Our key initial product and service categories include:

•

Custom financial and office automation software,

•

Secure off-site access to office information and services,

•

Installation and maintenance of customer on-site services,

•

Training customers to use applications for greater efficiency,

•

Integrating third party software solutions to solve office problems and

•

Computer and information technology consulting.

We provide a 24-hour, seven-day a week, telephone number for clients to report problems and obtain technical support.  Our officers, directors and independent contractors assist in providing this 24-hour support to clients, as needed.  In the event a live person is unable to answer the call or is unavailable, an answering device will take a message from the client and someone from our company will return the call within a reasonable time frame.

We retain all rights, titles and interests, including all copyrights, patent rights and trade secrets to our materials until full payment is received from the client for which the custom application was created.  Upon receipt of compensation in full, the client shall own the custom applications but shall agree to make no other commercial use or distribution of the applications without our prior written consent.

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

Competitive Business Conditions and the Issuer’s Competitive Position

The information technology industry is very competitive and highly fragmented and is characterized by pressures to incorporate new capabilities, accelerate job completion schedules and reduce prices.  We attempt to provide our clients with a complete range of information technology services, including software applications and information technology consulting.  Our goal is to be our client’s sole supplier of technology services.  We are a small company competing generally in the information technology industry seeking to provide a wide range of information technology services.  As such, we face competition from a number of sources, including large software and consulting firms and other information technology service providers, who currently provide or are beginning to make available similar product and service offerings that compete with ours.

We believe that the principal competitive factors pervading in the market include:

1.

breadth and integration of service offerings,

2.

cost and quality of service,

3.

client relationships,

4.

technical knowledge and creative skills,

5.

reliability,

6.

ability to attract and retain quality professionals,

7.

brand recognition

8.

reputation and

9.

ability to service all of a client’s computer systems needs.

We are a small, start-up company with limited sources of revenues and a small customer base.  Some of our competitors and potential competitors have longer operating histories, longer client relationships and greater financial, management, technology, development, sales, marketing and other resources than we do.  Competition depends to a large extent on clients' perception of the quality and creativity as well as the technical proficiency of our information technology services and those of our competitors.  To the extent we lose clients to our competitors because of dissatisfaction our services, or if our reputation is adversely impacted for any other reason, our future operating performance could be materially and adversely affected.

Dependence on one or a few major customers

We have two recurring clients, upon whom we are significantly dependent for our current revenues.  Both customers are related parties.  The first client, LRS, Systems, Ltd., which was formerly known as Legal Rehabilitation Services, accounts for approximately $1,500.00 per month of our revenues.  During the year ended ended December 31, 2003, LRS accounted for $38,900 of our revenues.  We do not have a contract with LRS, and are working with them on a month-to-month basis.

Our second recurring customer is NevWest Securities Corporation, with which we have a contract for services effective through November 2005 at a rate of $750.00 per month.  We generated $2,188 in revenues from NevWest during the year ended December 31, 2003.

Government Approval of Principal Products or Services

To the best of our management’s knowledge, our products and services do not require government licensing or approval.

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

Estimate of the Amount Spent on Research and Development Activities

We design, build and maintain custom financial and business automation software applications.  These software applications are customized by independent contractors, are not purchased from any third-party software company and are unique to each client.  Since our inception, we have expended $8,775 on research and development through December 31, 2003.

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

We have cash on hand in the amount of $43,376.  Additional financing might become necessary at some point in the future to maintain or expand our business.  Unfortunately, such financing may not be available on favorable terms, if at all.  Unless we begin to generate sufficient revenues to finance operations as a going concern, we may experience liquidity and solvency problems.  Such liquidity and solvency problems may force us to go out of business if additional financing is not available.

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

Our competitors could force us out of business.

Our business is subject to significant competition from companies with longer operating histories, longer client relationships and greater financial, management, technology, development, sales, marketing and other resources than we have and who currently provide or are beginning to make available similar product and service offerings that compete with ours..  We attempt to provide our clients with a complete range of information technology services, including software applications and information technology consulting.  Competition depends to a large extent on clients' perception of the quality and creativity as well as the technical proficiency of our information technology services and those of our competitors.  To the extent we lose clients to our competitors, our future operating performance could be materially and adversely affected.

Our revenues may be negatively affected by the loss of a client or failure to collect receivables.

We currently have two recurring clients, which account for all of our revenues to date.  Our management expects to continue to derive a significant portion of our revenue from projects for a limited number of clients.  Our revenue and profitability could be negatively affected if we were to lose one or more clients or if we were to fail to collect a large account receivable.  Terminations by any client could adversely impact our business, financial condition and results of operations.

Our revenues will decline if customers become dissatisfied with our products or services.

Customer satisfaction with our products and services is necessary for our continuing operations.  Our software applications and ongoing customer support must meet the requirements and expectations of our clients.  Although we expect to assess a customer’s needs prior to beginning a project, we cannot guarantee that we will be effective doing so.  To date, none of our clients have been unsatisfied with our products and services, nor have we had any client fail to pay maintenance fees.  However, if a customer is not satisfied with the product or service contracted for, that customer may choose to terminate our relationship.  In addition, a dissatisfied customer may elect not to pay recurring maintenance fees in accordance with our contracts.

We are dependent upon the services of independent contractors to provide and develop significantly all of our services and products.  The loss of one or more of these individuals may prevent us from executing our business.

Our custom software applications are designed by independent contractors.  We are significantly dependent upon these contractors to fulfill our service agreements with clients.  Our independent contracts may also be involved in other business activities and may, in the future, become involved in further business opportunities.  If a specific business opportunity becomes available, one or more of these contractors may face a conflict in selecting between STAT Software and his or her other business interests.

The loss of any independent contractor will cause us to be unable to meet our contractual obligations with clients.  If we are unable to find a suitably knowledgeable replacement, we will be unable to proceed with our business.  This could result in cancellation of agreements, refusal to accept deliveries or a reduction in purchase prices, any of which will decrease our revenues.

Vulnerability to security breaches, glitches and other computer failures could harm the operations of STAT Software or our clients.

Certain of our products and services may rely upon the Internet to provide various functions.  The secure transmission of confidential information over public networks is a critical element of our operations.  A party who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in our operations.  If we are unable to prevent unauthorized access to our users’ information and transactions, our customer relationships will be harmed.  Although we intend to implement industry-standard security measures, these measures may not prevent future security breaches.  Heavy stress placed on our systems could cause systems failures or operation of our systems at unacceptably low speeds.

If existing and potential legislation is construed as applicable to our business or products and services, our profitability may be adversely affected.

Certain of the products we develop or services we provide utilize the Internet for various functions, and due to concerns arising in connection with the increasing popularity and use of the Internet, a number of laws and regulations may be adopted covering issues such as user privacy, pricing, characteristics, acceptable content, taxation and quality of products and services, which could be considered applicable to our products and services.  Such legislation could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium, which could cause a decline in our revenues.

Investors in our company will have limited control over decision-making because our principal stockholders, officers and directors control the majority of our outstanding voting stock.

Our directors and executive officers beneficially own approximately 86% of our outstanding common stock.  As a result, these stockholders could exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership limits the power to exercise control by the minority shareholders.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Description of Property

STAT Software, Inc. has its headquarters in Nevada.  Our mailing address is STAT Software, Inc., 2061 East Sahara Avenue, Las Vegas, NV 89104, phone: (702) 732-2744, and fax: (702) 734-6778.  This office space is provided at no cost to us by Richard Vincent, an officer and director of our Company.

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

Shares Available Under Rule 144

In general, under Rule 144 as amended, a person who has beneficially owned and held “restricted” securities for at least one year, including “affiliates,” may sell publicly without registration under the Securities Act, within any three-month period, assuming compliance with other provisions of the Rule, a number of shares that do not exceed the greater of (i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. A person who is not deemed an “affiliate” of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited resales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

There are currently 3,580,000 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933.  All 3,580,000 shares are held by our affiliates, as that term is defined in Rule 144(a)(1), Douglas Condie, Michael Kelley and Richard Vincent.  At the present time, the resale or transfer of these restricted shares of Common Stock would be permissible in limited quantities pursuant to Rule 144(e)(1) with notification compliant with Rule 144(h).  However, the holders of these shares of common stock have entered into a “lock-up” agreement, whereby his holdings may not be sold until the earlier of the following events:

1.

A period of three years from the date of the offering conducted under Rule 504 of Regulation D (which date shall be September 24, 2005),

2.

When our stock is traded on the OTCBB® at an average share price of greater than $0.05 per share for a minimum of three months,

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

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	-

Recent Sales of Unregistered Securities

Sales conducted under an exemption from registration provided under Section 4(2)

On June 13, 2002, we issued 1,320,000 shares of our $0.001 par value common stock as founders’ shares to four individuals, all of whom were and are officers and directors, in exchange for subscriptions receivable in the amount of $20,000.  Each individual received 330,000 shares.

Also on June 13, 2002, we issued 825,000 shares of our common stock to Michael Kelley and 330,000 shares to Douglas Condie, both of whom are our officers and directors, in exchange for consulting services rendered in the amount of $17,500.  These officers received compensation in the form of common stock for performing services related to the formation and organization of our Company; thus, these shares are considered to have been provided as founder’s shares.  Officers and directors that did not undertake organizational activities did not receive founder’s shares.  Additionally, the services are considered to have been donated, and have resultantly been expensed and recorded as a contribution to capital.

Further on June 13, 2002, we issued 825,000 shares of our common stock to Richard Vincent, an officer and director, in exchange for the use of office space for a period of one year at a rate of $1,042 per month.  At the time of formation, our officers and directors elected to prepay rent in the form of our common stock rather than expend our capital reserves.  The total amount of the shares is valued at $12,500.

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

Sales conducted under Regulation D

In July, 2003, we completed an offering of shares of common stock in accordance with Regulation D, Rule 504 of the Securities Act, and the registration by qualification of the offering in the State of Nevada.  We sold 1,014,000 shares of common stock, par value, at a price of $0.05 per share to approximately 34 investors, of which 30 are unaffiliated shareholders of record and four are our officers or directors.  The 30 non-affiliated, non-accredited shareholders hold 724,000 shares of our common stock.  The four affiliated shareholders (Richard Vincent, Douglas Condie, Mary Anne Miller and Michael Kelley) hold 290,000 shares of common stock.  The offering was sold for $50,700 in cash.  All investors were, at the time of purchase, residents of the State of Nevada.

This offering was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, in accordance with Regulation D, Rule 504 of the Act.  In addition, this offering was underwritten on a best efforts basis.  In regards to the offering closed in June 2003 offering, listed below are the factual circumstances which support the availability of Rule 504:

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

This offering of shares was conducted on a best-efforts basis by NevWest Securities Corporation, a related party, a Nevada NASD-registered broker/dealer.  In exchange, we provided NevWest a non-accountable expense allowance of $1,000 and paid $5,070 in commission.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

Some of the statements contained in this Form 10-KSB that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

We generated $41,088 in revenues for the year ended December 31, 2003.  From our inception on June 13, 2002 to December 31, 2002, we generated $2,250 in revenues.  Thus, we realized cumulative revenues from our inception through December 31, 2003 of $43,338.  All revenues were derived from sales of information technology services and software products to two clients, both of which are related parties.

Cost of revenues since our inception aggregated $41,500, of which $14,500 was paid to Douglas Condie, an officer and director, for performing services related to our information technology products and services.  For the year ended December 2003, cost of revenues was $39,725, of which $12,725 was paid to Mr. Condie.  During the year ended December 31, 2002, cost of revenues totaled $1,775, all of which was paid to Douglas Condie.

Total expenses since our inception to December 31, 2003 were $58,681.  Approximately $17,500 of that amount was paid in consulting fees on June 13, 2002, in the form of 825,000 shares of our common stock issued to Michael Kelley and 330,000 shares issued to Douglas Condie, both of whom are our officers and directors, as founders’ shares in exchange for consulting services rendered related to the formation and organization of our Company.  Additionally, $12,500 of our expenses were used for general and administrative purposes and was paid to Richard Vincent, an officer and director, in exchange for the use of office space for a period of one year at a rate of $1,042 per month.  Mr. Vincent received 825,000 shares of our common stock in exchange for the use of this office space.  We expect to continue to use shares of our common stock to pay for various of our future expenses.  For the year ended December 31, 2003, our total expenses were $25,517.  Of that amount, approximately $11,329 was used for general and administrative expenses, $8,775 for research and development, $4,736 in organizational and offering costs and $677 in depreciation expense.  During the prior year ended December 31, 2002, our expenses aggregated $33,164, comprised primarily of $475 in research and development, $8,334 in general and administrative expenses, $17,500 in related party consulting costs and $6,855 in organizational and offering costs.

Resultantly, we incurred a net loss of $56,843 since our inception to December 31, 2003.  For the year ended December 31, 2003, our net loss was $24,154.  During the year ended December 31, 2002, we experienced a net loss of $32,689.  Since our incorporation, we have raised capital through sales of our common equity.  All told, we raised $70,700 in cash from sales of our common stock.  We believe that our cash on hand as of December 31, 2003 of $43,376 is sufficient to continue operations for the next at least 12 months without significant increases in revenues or additional capital infusions.  Our recurring cash expenditures are approximately $5,000 per month, while our revenues for the foreseeable future total approximately $2,250 per month.  At this rate, we expect to have negative cash flows of approximately $33,000 for the fiscal year 2004.  However, if our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash.  There can be no assurance that we will be able to secure additional funds in the future to stay in business.  Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not commenced planned principal operations.

It is likely that in order for us to secure additional revenue sufficient to cover the costs of operations we shall have to aggressively market our products and services, thereby securing additional clientele/customers.  The principal limiting factor in terms of our ability to increase marketing is the lack of sufficient capital.  In the absence of additional capital, we may be compelled to cut costs further including but not limited to personnel costs.  If we cannot secure additional capital and cannot sufficiently cut costs, it is likely that we will not be able to continue as a going concern.  We have two options potentially available to us with respect to securing additional capital.  First, it is possible that our officers and directors may contribute additional capital.  However, at this point, there is no formal agreement or understanding obliging any officer or director to contribute any additional capital.  No statement contained in this disclosure should be construed in such a manner as to imply any degree of likelihood regarding this event.  The second option potentially available to us is to engage in a subsequent sale or distribution of securities in an effort to raise additional capital.  We believe that by securing status as a fully-reporting issuer, current in our filings, with the Securities and Exchange Commission, may have the effect of increasing the probability of success of such an offering.  No such offering has been planned as of the date of this filing and no statement made in this disclosure is meant to imply that such an offering shall be conducted definitively and if conducted would be successful.  Our failure to continue operations at break even or profitability is certain to prevent the company from continuing as a going concern.

We design, build and maintain custom financial and business automation software applications.  These software applications are customized by independent contractors, are not purchased from any third-party software company and are unique to each client.  We have developed and implemented two software systems, from which our revenues are being generated.  We expect to continue to design, build and maintain customized software, as well as expending our efforts to research and develop biometric security products.  There are no plans to discontinue any aspect of our current operations.  Since our inception, we have expended an aggregate of $9,250 on research and development through December 31, 2003.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.  Additionally, we do not believe that our business is subject to seasonal factors.

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

ITEM 7.  FINANCIAL STATEMENTS

The following documents (pages F-1 to F-8) form part of the report on the Financial Statements

STAT Software, Inc.

(A Development Stage Company)

Balance Sheets

as of

December 31, 2003

and

Statement of Operations,

Changes in Stockholders’ Equity, and

Cash Flows

for the period of

June 13, 2002 (Date of Inception)

through

December 31, 2003

Beckstead and Watts, LLP

Certified Public Accountants

3340 Wynn Road

Las Vegas, NV 89102

702.257.1984

702.362.0540 (fax)

INDEPENDENT AUDITOR’S REPORT

We have audited the Balance Sheet of Stat Software, Inc. (the “Company”) (A Development Stage Company), as of December 31, 2003, and the related Statements of Operations, Stockholders’ Equity, and Cash Flows for the year ended December 31, 2003, the period June 13, 2002 (Date of Inception) to December 31, 2002, and for the period June 13, 2002 (Date of Inception) to December 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Beckstead and Watts, LLP

March 16, 2004

STAT Software, Inc.

(A Development Stage Company)

Balance Sheet

December 31,
2003

Assets

Current assets:
Cash and equivalents	$43,376
Total current assets	43,376

Fixed assets, net	3,981

$47,357

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	3,500
Total current liabilities	3,500

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000
shares authorized, zero shares issued and outstanding	-
Common stock, $0.001 par value, 20,000,000 shares
shares authorized, 4,314,000 shares
issued and outstanding as of 12/31/03	4,314
Additional paid in capital	96,386
(Deficit) accumulated during development stage	(56,843)
43,857

$47,357

The accompanying notes are an integral part of these financial statements.

STAT Software, Inc.

(A Development Stage Company)

Statements of Operations

	For the	June 13, 2002	June 13, 2002
	year ended	(Inception to)	(Inception to)
	December 31,	December 31,	December 31,
	2003	2002	2003

Revenue – related party	$41,088	$2,250	$43,338

Cost of revenue:
Contract labor – related party	12,725	1,775	14,500
Contract labor	27,000	-	27,000
	39,725	1,775	41,500

Gross profit	1,363	475	1,838

Expenses:
General & administrative expenses	5,079	2,084	7,163
General & administrative expenses – related party	6,250	6,250	12,500
Research and development	8,775	475	9,250
Depreciation expense	677	-	677
Organizational and offering costs	4,736	6,855	11,591
Consulting – related party	-	17,500	17,500
Total expenses	25,517	33,164	58,681

Net (loss)	$(24,154)	$(32,689)	$(56,843)

Weighted average number of
common shares outstanding – basic and fully diluted	3,894,510	3,300,000

Net (loss) per share – basic and fully diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

STAT Software, Inc.

(A Development Stage Company)

Statements of Changes in Stockholders’ Equity

					(Deficit)
					Accumulated
			Additional		During	Total
	Common Stock		Paid-in	Subscriptions	Development	Stockholders’
	Shares	Amount	Capital	Receivable	Stage	Equity

June 2002
Founder shares
issued for subscriptions
receivable and services	3,300,000	$3,300	$46,700	$(20,000)	$-	$30,000

August 2002
Cancellation of subscriptions
receivable				20,000		20,000

Net (loss)
June 13, 2002 (inception) to
to December 31, 2002					(32,689)	(32,689)

Balance, December 31, 2002	3,300,000	3,300	46,700	-	(32,689)	17,311

June 2003
Shares issued pursuant to
Reg. D, Rule 504 offering (net)	1,014,000	1,014	49,686			50,700

Net (loss)
Seven months ended July 31, 2003					(24,154)	(24,154)

Balance, July, 31, 2003	4,314,000	$4,314	$96,386	$-	$(56,843)	$43,857

The accompanying notes are an integral part of these financial statements.

STAT Software, Inc.

(A Development Stage Company)

Statements of Cash Flows

	For the	June 13, 2002	June 13, 2002
	year ended	(Inception to)	(Inception to)
	December 31,	December 31,	December 31,
	2003	2002	2003

Cash flows from operating activities
Net (loss)	$(24,154)	$(32,689)	$(56,843)
Depreciation	677	-	677
Amortization of prepaid rent – related party	6,250	6,250	12,500
Shares issued for consulting – related party	-	17,500	17,500
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Increase in accounts payable	3,500	-	3,500
Net cash (used) by operating activities	(13,727)	(8,939)	(22,666)

Cash flows from investing activities
Purchase of fixed assets	(3,811)	(847)	(4,658)
Net cash (used) by investing activities	(3,811)	(847)	(4,658)

Cash flows from financing activities
Issuances of common stock	50,700	20,000	70,700
Net cash provided by financing activities	50,700	20,000	70,700

Net increase in cash	33,162	10,214	43,376
Cash and equivalents – beginning	10,214	-	-
Cash and equivalents – ending	$43,376	$10,214	$43,376

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for consulting and prepaid rent
to related parties	$-	$30,000	$30,000
Number of shares issued for consulting and
prepaid rent to related parties	-	1,980,000	1,980,000

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

Revenue recognition

The Company recognizes revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. Additionally, revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable.

The Company evaluate the criteria outlined in Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when the Company is the primary obligor in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded gross. If the Company is not the primary obligor and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, the Company generally record the net amounts as commissions earned.

Product sales, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail items sold to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue by the Company’s best estimate of expected product returns, are estimated using historical experience.  No revenues from product sales were recorded during the seven months ended July 31, 2003 or the period ended December 31, 2002.

The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, inducement offers, such as offers for future discounts subject to a minimum current purchase, and other similar offers. Current discount offers, when accepted by customers, are treated as a reduction to the purchase price of

Stat Software, Inc.

(A Development Stage Company)

Notes

the related transaction, while inducement offers, when accepted by customers, are treated as a reduction to purchase price based on estimated future redemption rates. Redemption rates are estimated using our historical experience for similar inducement offers. Current discount offers and inducement offers are presented as a net amount in “Net sales.”

The Company provides services to its customers under contracts which contain various pricing mechanisms and other terms. These services generally fall into one of the following categories:

•

IT outsourcing services — includes application systems outsourcing, technology infrastructure outsourcing (including mainframe and network support services, maintenance services and helpdesk services), and back office outsourcing. The fees under these arrangements are generally based on the level-of-effort incurred in delivering the services, including cost plus and time and materials fee arrangements, on a contracted fixed-price for contracted services, or on a contracted per-unit price of each service delivered. The term of outsourcing contracts generally range between five and ten years.

•

Business process services — includes services such as claims processing, revenue cycle management, travel agent commission settlement, and engineering services. The fees for these services are generally based on time and materials, on a contracted price per unit of service delivered, or on a contracted fixed-price for the contracted level of services. The term of business process services contracts generally range from month-to-month to five years.

•

Consulting services — includes services such as application development and maintenance, system design and implementation services, application systems migration and testing, and management consulting and IT strategy services. The fees for these services are generally based on a contracted level-of-effort, including time and materials contracts and cost plus contracts, and on a contracted fixed-price. The term of consulting contracts varies based on the complexity of the services provided and the customers’ needs.

Within these three categories of services, contracts include non-construction-type service deliverables, including technology and back office outsourcing, and construction-type service deliverables, such as application development. Revenue for non-construction-type arrangements is recognized in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” when services are rendered; evidence of arrangement exists, usually evidenced by a signed contract; the fee is fixed or determinable; and collectibility is reasonably assured. Specifically, revenue from fixed-fee contracts is recognized on a straight-line basis over the term, regardless of the amounts that can be billed in each period, unless there is a better measure of performance or delivery. Revenue from time and materials contracts and unit-priced contracts is recognized as the services are provided at the contractual stated price. If the contractual per-unit prices within a unit-priced contract change during the term of the contract, then the Company evaluates whether it is more appropriate to record revenue based on the average per-unit prices during the term of the contract or based on the actual amounts billed. Revenue from cost plus contracts is recognized as the cost is incurred.

For construction-type services, revenue is recognized in accordance with the provisions of Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” In general, SOP 81-1 requires the use of the percentage-of-completion method to recognize revenue and profit as work progresses, and the Company generally uses the cost or hours incurred to date to measure progress towards completion. This method relies on estimates of total expected costs or total expected hours to complete the construction service, which are compared to costs or hours incurred to date, to arrive at an estimate of how much revenue and profit has been earned to date.

Because these estimates may require significant judgment, depending on the complexity and length of the construction services, the amount of revenues and profits that have been recognized to date are subject to revisions. If the Company does not accurately estimate the amount of costs or hours required or the scope of work to be performed, or do not complete our projects within the planned periods of time,

Stat Software, Inc.

(A Development Stage Company)

Notes

or does not satisfy its obligations under the contracts, then revenues and profits may be significantly and negatively affected or losses may need to be recognized. Revisions to revenue and profit estimates are reflected in income in the period in which the facts that give rise to the revision become known.

In contracts for both non-construction and construction services, the Company may bill the customer prior to performing the service, which would require it to record deferred revenue. In other contracts, the Company may perform the service prior to billing the customer, which may require it to record an unbilled receivable.

Multiple-Element Arrangements - Adoption of EITF 00-21

On November 21, 2002, the FASB Emerging Issues Task Force reached a consensus on EITF 00-21, regarding when an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. The Company is required to apply the provisions of EITF 00-21 to all new arrangements with multiple deliverables entered into in fiscal periods beginning after June 15, 2003. Alternatively, it is permitted to apply EITF 00-21 to existing arrangements and record the effect of adoption as the cumulative effect of a change in accounting principle. Effective January 1, 2003, the Company adopted EITF 00-21 and changed its method of accounting for revenue from arrangements with multiple deliverables for both existing and prospective customer contracts.  There was no effect to the Company’s financial statements created by this change in accounting principle.

For those contracts which contain both non-construction and construction services, the Company first determines whether each service, or deliverable, meets the separation criteria of EITF 00-21. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the customer and if there is objective and reliable evidence of the fair value of the remaining deliverables in the arrangement. Each deliverable that meets the separation criteria is considered a “separate unit of accounting.” The Company allocates the total arrangement consideration to each separate unit of accounting based on the relative fair value of each separate unit of accounting. The amount of arrangement consideration that is allocated to a delivered unit of accounting is limited to the amount that is not contingent upon the delivery of another separate unit of accounting.

After the arrangement consideration has been allocated to each separate unit of accounting, the Company applies the appropriate revenue recognition method for each unit of accounting as described previously based on the nature of the services included in each unit of accounting. All deliverables that do not meet the separation criteria of EITF 00-21 are combined into one unit of accounting, and the appropriate revenue recognition method is applied.

The Company’s accounting records for the seven months ended July 31, 2003 and the year ended December 31, 2002 were prepared using the separation criteria of EITF 00-21, so for those contracts which contain both non-construction and construction services, only construction service deliverables meeting the separation criteria of EITF 00-21 were subject to the percentage-of-completion accounting controls and procedures. Accordingly, effects of the accounting change for the year ended December 31, 2002 referred to above are estimates based upon the amount unbilled revenue would have been reduced for the affected customer contracts derived from the most recent percentage-of-completion models prepared.  The effects of the adoption of EITF 00-21 on the financial statements for the seven months ended July 31, 2003 and the year ended December 31, 2002 are immaterial to the financial statements taken as a whole.

Advertising costs

The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses in 2002 or 2003.

Loss per share

Stat Software, Inc.

(A Development Stage Company)

Notes

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2003.

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred.  The Company expensed $4,736 and $6,855 of organizational and offering costs as of December 31, 2003 and 2002, respectively.

Software research and development costs

The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed".  As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs.  Technological feasibility is generally achieved upon satisfactory beta test results.  The costs incurred to transition the software from “beta test” to “general availability” are insignificant.  Upon achieving technological feasibility, programming costs are capitalized and amortized over the economic useful live which is estimated to be two years. There were no capitalized software development costs as of December 31, 2003 and December 31, 2002.  The Company expensed software research and development costs totaling $8,775 and $475 during the year ended December 31, 2003 and the period ended December 31, 2002, respectively.

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

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Stat Software, Inc.

(A Development Stage Company)

Notes

Recent pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure - an amendment of SFAS No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others”, an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company has adopted the provisions of FIN No. 46 during the first quarter of fiscal 2003.

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

Stat Software, Inc.

(A Development Stage Company)

Notes

Year end

The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of $56,843 for the period from June 13, 2002 (inception) to December 31, 2003, and has limited revenue.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  Management plans to raise additional capital via a debt and/or equity offering and an officer of the Company has agreed to loan the Company funds as needed to sustain business for a period of twelve months.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 - Fixed assets

Fixed assets as of December 31, 2003 consisted of the following:

                                           Computer equipment                        $4,658

                                           Accumulated depreciation                   (677)

                                                                                                    $ 3,981

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

Note 6 - Stockholder’s equity

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

Stat Software, Inc.

(A Development Stage Company)

Notes

On June 13, 2002, the Company issued 3,300,000 shares of its $0.001 par value common stock as founders’ shares to several officers and directors in exchange for subscriptions receivable in the amount of $20,000, consulting services valued at $17,500, and prepaid rent valued at $12,500.

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

Note 7 - Related party transactions

On June 13, 2002, the Company issued 1,320,000 shares of its $0.001 par value common stock as founders’ shares to several officers and directors in exchange for subscriptions receivable in the amount of $20,000.  During August 2002, the Company received cash in the amount of $20,000 to cancel the entire balance in the subscriptions receivable account.

On June 13, 2002, the Company issued 1,155,000 shares of its $0.001 par value common stock as founders’ shares to two officers and directors in exchange for consulting services rendered in the amount of $17,500.

On June 13, 2002, the Company issued 825,000 shares of its $0.001 par value common stock as founders’ shares to an officer and director in exchange for the use of his office space for a period of one year at a rate of $1,042 per month.  The total amount of the shares is valued at $12,500 capitalized as prepaid rent.  The Company amortized $6,250 and $6,250 to rent expense during the year ended December 31, 2003 and period ended December 31, 2002, respectively.

The Company paid contract labor fees to an officer and director for services valued at $12,725 and $1,775 for the year ended December 31, 2003 and period ended December 31, 2002, respectively.

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

Footnotes:

(1)

Directors hold office until the next annual stockholders’ meeting to be held in 2004 or until a successor or successors are elected and appointed.

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

Michael L. Kelley, Vice-President, graduated in 1972 from Southern Utah State University with a degree in Education.  After returning to Southern Nevada from college, he worked for the Clark County Juvenile Court as a senior supervisor for the Spring Mountain Youth Camp from 1972 to 1978.  Relocating to San Francisco, CA in 1979, Mr. Kelley was employed for two years as a contract compliance officer for the Mayor’s Office of Employment and Training.  Returning to Southern Nevada in 1981, he began working and investing for himself in various business projects, including: purchasing and managing real estate properties, opening and operating a pizza restaurant.  Mr. Kelley was a president of the Black Mountain Golf and Country Club in 1997.  Since 2001, he has been conducting marketing activities for Legal Rehabilitation Services.

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

Mary Anne Miller, Secretary, a native of Henderson, Nevada, graduated from California State University, Chico with a degree in Education, before moving to New York City.  From 1980 to 1985, she worked in the advertising industry in Manhattan.  From 1979 to 1981, she worked in a large commercial photography lab in the capacity of expeditor between the lab and the client and later as a sales representative manager of a sales force of 10 people.  She then became a print ad retouching manager of that studio in 1982.  She also purchased and remodeled a historic property, The Stone House Café and Art Gallery, which she developed into an award-winning gourmet restaurant and art gallery in Litchfield, Connecticut.  Ms. Miller, since 2000, has been self-employed independent facilitator for Domestic Violence Counseling Courses at Legal Rehabilitation Services.

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

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
	----------------------------				-----------------------------------------------------
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Douglas P. Condie	2003	-	-	-	$7,000	-	-	21,500
President	2002	-	-	-	$7,250	-	-	2,250

Michael L. Kelley	2003	-	-	-	-	-	-	-
Vice-President	2002	-	-	-	$12,500	-	-	-

Richard B. Vincent	2003	-	-	-	$6,250	-	-	-
Treasurer	2002	-	-	-	$6,250	-	-	-

Mary Anne Miller	2003	-	-	-	-	-	-	-
Secretary	2002	-	-	-	-	-	-	-

Directors’ Compensation

We have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors of our company.

Employment Contracts and Officers’ Compensation

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	% of Class

Common Stock	Michael Kelley, Vice-President(1)	1,255,000	29.12%
Common Stock	Richard Vincent, Treasurer(1)	1,205,000	27.96%
Common Stock	Douglas Condie, President(1)	690,000	16.01%
Common Stock	Mary Anne Miller, Secretary(1)	430,000	9.98%

	Officers and Directors as a Group	3,580,000	83.07%

Footnotes:

(1)

The address of officers and directors in the table is c/o STAT Software, Inc., 2061 East Sahara Avenue, Las Vegas, NV 89104.

Change in Control

No arrangements exist that may result in a change of control of STAT.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 13, 2002, we issued 1,320,000 shares of our $0.001 par value common stock as founders’ shares to Douglas Condie, Michael Kelley, Mary Anne Miller and Richard Vincent, all of whom are officers and directors, in exchange for subscriptions receivable in the amount of $20,000.  The shares were distributed equally among the four individuals.

On June 13, 2002, we issued 825,000 shares of our common stock to Michael Kelley and 330,000 shares to Douglas Condie, both of whom are our officers and directors, in exchange for consulting services rendered in the amount of $17,500.  These officers received compensation in the form of common stock for performing services related to the formation and organization of our Company; thus, these shares are considered to have been provided as founder’s shares.  Officers and directors that did not undertake organizational activities did not receive founder’s shares.  Additionally, the services are considered to have been donated, and have resultantly been expensed and recorded as a contribution to capital.  These consulting services include, without limitation:

1.

Formation of our corporate entity;

2.

Use of equipment and supplies, as necessary;

3.

Recruiting independent consultants;

4.

Establishing the founding membership and management team;

5.

Administrative efforts; and

6.

Organizing the business matters of our Company.

On June 13, 2002, we issued 825,000 shares of our $0.001 par value common stock as founders’ shares to Richard Vincent, an officer and director in exchange for the use of office space for a period of one year at a rate of $1,042 per month.  At the time of formation, our officers and directors elected to prepay rent in the form of our common stock rather than expend our capital reserves.  The total amount of the shares is valued at $12,500.

In August 2002, we received cash in the amount of $20,000 to cancel the entire balance in the subscriptions receivable account.

We paid contract labor fees to Douglas Condie, an officer and director, for services valued at $12,725 for the year ended December 31, 2003.  Mr. Condie performed services for us related to our information technology products and services.  Mr. Condie acted as an independent contractor, and was thus paid on a contract labor fee basis.

We earned revenues from LRS Systems, Ltd., formerly known as Legal Rehabilitation Services, a related party, in the amount of $38,900 for the year ended December 31, 2003.  LRS Systems, Ltd., a related party, is materially controlled by Richard Vincent, an officer and director of our company.

We earned revenues from NevWest Securities Corporation, a related party, in the amount of $2,188 for the year ended December 31, 2003.  Michael Kelley, an officer and director, is also a shareholder and director of NevWest, a related party.

Nevwest Securities Corporation, a related party, a Nevada NASD-registered broker/dealer, performed underwriting services for us in relation to our offering of common stock pursuant to Regulation D, Rule 504 on a best-efforts basis.  In exchange, we provided NevWest a non-accountable expense allowance of $1,000 and paid $5,070 in commission.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation of the Company filed June 13, 2002. Incorporated by reference herein filed as Exhibit 3(a) to Form 10SB12G filed on November 12, 2003.
b. By-Laws of the Company adopted June 13, 2002. Incorporated by reference herein filed as Exhibit 3(b) to Form 10SB12G filed on November 12, 2003.

23	Consent of Experts and Counsel

31.1	Rule 13a-14(a)/15d-14(a) Certifications – Douglas P. Condie

31.2	Rule 13a-14(a)/15d-14(a) Certifications – Richard B. Vincent

32.1	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350) – Douglas P. Condie

32.2	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350) – Richard B. Vincent

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

Originally New York, Inc.

Signature	Title	Date

/s/ Douglas P. Condie	Chief Executive Officer	September 20, 2004
Douglas P. Condie

/s/ Richard B. Vincent	Chief Financial Officer	September 20, 2004
Richard B. Vincent