Form 10QSB
period 2004-09-30
STAT SOFTWARE INC
filed 2004-11-12
CIK 1269859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2004
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

STAT SOFTWARE, INC.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes that are included in the Company's Annual Report on Form 10-KSB previously filed with the Commission on March 31, 2004, and subsequent amendments made thereto.

Stat Software, Inc.

(a Development Stage Company)

Balance Sheet

(Unaudited)

September 30,
2004
Assets

Current assets:
Cash and equivalents	$25,503
Accounts receivable	1,500
Total current assets	27,003

Fixed asses, net	11,592

$38,595

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	-

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000
shares authorized, zero shares issued and outstanding	-
Common stock, $0.001 par value, 20,000,000
shares authorized, 4,314,000 shares
issued and outstanding as of 9/30/04	4,314
Additional paid-in capital	96,386
Prior period adjustment	(1,656)
(Deficit) accumulated during development stage	(60,449)
38,595

$38,595

The accompanying Notes are an integral part of these financial statements.

Stat Software, Inc.

(a Development Stage Company)

Statements of Operations

(Unaudited)

					June 13, 2002
	Three Months Ending		Nine Months Ending		(Inception) to
	September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004

Revenue – related party	$3,819	$13,150	$21,069	$26,650	$64,407

Cost of revenue:
Contract labor – related party	-	18,000	6,875	24,000	27,982
Contract labor	-	3,500	9,139	9,500	29,246
	-	21,500	16,014	33,500	57,228

Gross profit (loss)	3,819	(8,350)	5,055	(6,850)	7,179

Expenses:
General and administrative expenses	2,581	5,131	8,835	6,131	15,503
General and administrative expenses – related party	-	-	-	6,250	12,500
Research and development	-	-	2,962	-	12,500
Depreciation expense	410	253	1,032	253	1,709
Organizational and offering costs	-	-	-	3,105	11,416
Consulting – related party	-	-	-	-	17,500
Total expenses	2,991	5,384	12,829	15,739	71,128

Other income (expense):
Gain on forgiveness of debt	-	-	3,500	-	3,500

Net (loss)	$828	$(13,734)	$(4,274)	$(22,589)	$(60,449)

Weighted average number of
Common shares outstanding – basic and fully diluted	4,314,000	3,300,000	4,314,000	3,300,000

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements.

Stat Software, Inc.

(a Development Stage Company)

Statements of Cash Flows

(Unaudited)

			June 13, 2002
	Nine Months Ending		(Inception) to
	September 30,		September 30,
	2004	2003	2004
Cash flows from operating activities
Net (loss)	$(4,274)	$(22,589)	$(60,449)
Adjustment to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	1,032	-	1,709
Amortization of prepaid rent –related party	-	-	12,500
Shares issued for consulting – related party	-	-	17,500
Changes in operating assets and liabilities
(Increase) in accounts receivable	(1,500)	-	(1,500)
(Increase) in prepaid expenses	-	6,250	-
(Decrease) in accounts payable	(3,500)	3,500	-
Net cash (used) by operating activities	(8,242)	(12,839)	(30,240)

Cash flows from investing activities
Purchase of fixed assets	(9,631)	(3,558)	(14,289)
Net cash (used) by investing activities	(9,631)	(3,558)	(14,289)

Cash flows from financing activities
Issuances of common stock	-	50,700	70,032
Net cash provided by financing activities	-	50,700	70,032

Net increase in cash	(17,873)	34,303	25,503
Cash and equivalents – beginning	43,376	10,214	-
Cash and equivalents – ending	$25,503	$44,517	$25,503

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for consulting and prepaid rent
to related parties	$-	$-	$30,000
Number of shares issued for consulting and
prepaid rent to related parties	-	-	1,980,000

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

Note 2 - Fixed assets

The Company recorded depreciation expense of $1,032 and $253 during the nine months ended September 30, 2004 and 2003, respectively.

Note 3 - Stockholder’ equity

The Company did not issue any shares of its preferred or common stock during the nine months ended September 30,2004.

Note 4 - Related party transactions

The Company paid its officer and director contract labor fees totaling $6,875 during the nine months ended September 30,2004.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

Note 5 – Research and development costs

The Company expended $2,962 towards research and development of its software technology during the nine months ended September 30,2004.

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

Results of Operations for the Quarter Ended September 30, 2004

We generated $3,819 in revenues during the three months ended September 30, 2004.  In the year ago period ended September 30, 2003, we generated revenues of $13,150.

There was no Cost of revenues for the three-month period ended September 30, 2004.  Comparatively, cost of labor for the third quarter ended September 30, 2003 was $21,500, of which $18,000 was paid to related parties.

Total expenses for the three months ended September 30, 2004 was $2,991.  Approximately $2,281 of that amount is attributable to general and administrative expenses.  Additionally, we recorded $410 in depreciation expense for the period.  In the three months ended September 30, 2003, total expenses were $5,384.

During the three months ended September 30, 2004, we had a net gain of $828, an increase of $12,906 from the year ago three month period ended September 30, 2003.

Comparison of Operating Results for the Nine Month Period Ended Septemer 30, 2004 and September 30, 2003

In the nine months ended September 30, 2004, revenues were $21,069, an decrease of $5,581 compared with revenues of $26,650 during the nine months ended September 30, 2003.  From our inception on June 13, 2002 to September 30, 2004, we generated an aggregate of $64,407 in revenues.  All of these revenues were derived solely from sales of our information technology services and software products.  We have two recurring clients who account for substantially all of our revenues.

In the nine months ended September 30, 2004, cost of revenues was $16,014, $6,875 of which was paid to a related party.  During the nine months ended September 30, 2003, our cost of revenues totaled $33,500, with $9,500 being paid to a related party.  Since our inception, cost of revenues has been  $57,228.

Liquidity and Capital Resources

At Septmeber 30, 2004, the Company had $25,503 in cash and liquid assets with which to conduct operations. Minimal cash or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is dependent upon its principal shareholders to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

Need for Additional Financing

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

There can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

The Company has no plans for any research and development in the next twelve months. The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, however, if it commences acquisition, it may acquire or add employees of an unknown number in the next twelve months.

The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern."

Item 3. Controls and Procedures

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

Trends: The company expects that the trend of minimal income and ongoing losses will continue in the future until a business operation has been achieved which may afford revenues and potential cash flows. No assurance can be made that any such operation will ever occur.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 2.  Change in Securities

None

Item 3.  Defaults Upon Senior Securities

(Not applicable)

Item 4.  Submission of Matters to a Vote of Security Holders

(Not applicable)

Item 5.  Other Information

(Not applicable)

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

31	Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

(1) Incorporated by reference to the exhibits to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB, filed on November 12, 2003.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAT SOFTWARE, INC.
(Registrant)

Signature	Title	Date

/s/ Douglas P. Condie	Chief Executive Officer	November 12, 2004
Douglas P. Condie

/s/ Richard B. Vincent	Chief Financial Officer	November 12, 2004
Richard B. Vincent