Form 10KSB/A
period 2003-12-31
STAT SOFTWARE INC
filed 2005-05-04
CIK 1269859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment Number 2

to

Form 10-KSB/A

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to ____________________

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

Business of Issuer

Principal Products and Principal Markets

We are an information technology consulting, development and research firm.  We provide information technology and consulting services such as internet accessible and software development services, as well as technology-related business research and testing services to small- and medium-sized businesses that have between one and 100 employees or no in-house information technology department.  Southern Nevada is currently the sole market for our products and services.

Our customers are currently in the financial, professional, education and municipal sectors, although we intend to broaden our customer base to encompass clients in other industries.  We design, build and maintain custom financial and business automation software applications on a customer-by-customer basis.  Our software applications are custom designed by our independent contractors, are not purchased from any third-party software company and are unique to each client.  We may purchase commercially available software for clients' needs and uses and plan to adhere to all licensing agreements pertinent to that product.  To date, we have provided the following revenue generating products and services:

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

Our software enhances a client's existing processes and facilitates movement into computer- and network-based systems.  Our software is designed to streamline business operations and more efficiently and flexibly manage information, by horizontally installing customized hardware and software solutions as a service to our clients to minimize customer risk, network outages and exposure of customer information.  In addition to designing and building applications, we also perform back office development for companies and organizations, as well as integration of third-party software, as necessary.  Our key initial product and service categories include:

○

Custom financial and office automation software,

○

Secure off-site access to office information and services,

○

Installation and maintenance of customer on-site services,

○

Training customers to use applications for greater efficiency,

○

Integrating third party software solutions to solve office problems and

○

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

Competitive Business Conditions and the Issuer's Competitive Position

The information technology industry is very competitive and highly fragmented and is characterized by pressures to incorporate new capabilities, accelerate job completion schedules and reduce prices.  We attempt to provide our clients with a complete range of information technology services, including software applications and information technology consulting.  Our goal is to be our client's sole supplier of technology services.  We are a small company competing generally in the information technology industry seeking to provide a wide range of information technology services.  As such, we face competition from a number of sources, including large software and consulting firms and other information technology service providers, who currently provide or are beginning to make available similar product and service offerings that compete with ours.

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

Our revenues may be negatively affected by the loss of either of our two related clients or failure to collect receivables.

We currently have only two recurring clients, both of which are related to each other and account for all of our revenues to date.  Our management expects to continue to derive a significant portion of our revenue from projects for a limited number of clients.  Our revenue and profitability could be negatively affected if we were to lose one or more clients or if we were to fail to collect a large account receivable.  Terminations by any client could adversely impact our business, financial condition and results of operations.

Our revenues will decline if customers become dissatisfied with our products or services.

Customer satisfaction with our products and services is necessary for our continuing operations.  Our software applications and ongoing customer support must meet the requirements and expectations of our clients.  Although we expect to assess a customer's needs prior to beginning a project, we cannot guarantee that we will be effective doing so.  To date, none of our clients have been unsatisfied with our products and services, nor have we had any client fail to pay maintenance fees.  However, if a customer is not satisfied with the product or service contracted for, that customer may choose to terminate our relationship.  In addition, a dissatisfied customer may elect not to pay recurring maintenance fees in accordance with our contracts.

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

Certain of our products and services may rely upon the Internet to provide various functions.  The secure transmission of confidential information over public networks is a critical element of our operations.  A party who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in our operations.  If we are unable to prevent unauthorized access to our users' information and transactions, our customer relationships will be harmed.  Although we intend to implement industry-standard security measures, these measures may not prevent future security breaches.  Heavy stress placed on our systems could cause systems failures or operation of our systems at unacceptably low speeds.

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

Also on June 13, 2002, we issued 825,000 shares of our common stock to Michael Kelley and 330,000 shares to Douglas Condie, both of whom are our officers and directors, in exchange for consulting services rendered in the amount of $17,500.  These officers received compensation in the form of common stock for performing services related to the formation and organization of our Company; thus, these shares are considered to have been provided as founder's shares.  Officers and directors that did not undertake organizational activities did not receive founder's shares.  Additionally, the services are considered to have been donated, and have resultantly been expensed and recorded as a contribution to capital.

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

Management's Discussion and Analysis

We were incorporated on June 13, 2002.  Our efforts to date have focused primarily on recruiting independent contract labor and on the discussion of the potential pursuit to develop biometric security products that use individually unique physical characteristics for identification and security purposes, inventory database applications and secure on-line education products.  While we intend to pursue the development of these biometric technologies, such is at a conceptual stage only.  Thus, no research and development costs have been incurred and no anticipated product launch date can be determined at the present time.

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

Total expenses since our inception to December 31, 2003 were $58,681.  Approximately $17,500 of that amount was paid in consulting fees on June 13, 2002, in the form of 825,000 shares of our common stock issued to Michael Kelley and 330,000 shares issued to Douglas Condie, both of whom are our officers and directors, as founders' shares in exchange for consulting services rendered related to the formation and organization of our Company.  Additionally, $12,500 of our expenses were used for general and administrative purposes and was paid to Richard Vincent, an officer and director, in exchange for the use of office space for a period of one year at a rate of $1,042 per month.  Mr. Vincent received 825,000 shares of our common stock in exchange for the use of this office space.  We expect to continue to use shares of our common stock to pay for various of our future expenses.  For the year ended December 31, 2003, our total expenses were $25,517.  Of that amount, approximately $11,329 was used for general and administrative expenses, $8,775 for research and development, $4,736 in organizational and offering costs and $677 in depreciation expense.  During the prior year ended December 31, 2002, our expenses aggregated $33,164, comprised primarily of $475 in research and development, $8,334 in general and administrative expenses, $17,500 in related party consulting costs and $6,855 in organizational and offering costs.

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

ITEM 7.  FINANCIAL STATEMENTS

The following documents (pages F-1 to F-8) form part of the report on the Financial Statements

STAT Software, Inc.

(A Development Stage Company)

Balance Sheets

as of

December 31, 2003

and

Statement of Operations,

Changes in Stockholders' Equity, and

Cash Flows

for the period of

June 13, 2002 (Date of Inception)

through

December 31, 2003

Beckstead and Watts, LLP

Certified Public Accountants

2425 W Horizon Ridge Parkway

Henderson, NV 89052

702.257.1984 (tel)

702.362.0540 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Stat Software, Inc.

We have audited the accompanying balance sheet of Stat Software, Inc. (the "Company") (A Development Stage Company), as of December 31, 2003, and the related statement of operations, stockholders' equity, and cash flows for the year ended December 31, 2003, and the period June 13, 2002 (Date of Inception) to December 31, 2002, and for the period from June 13, 2002 (Date of Inception) to December 31, 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stat Software, Inc. (A Development Stage Company) as of December 31, 2003, and the related statement of operations, stockholders' equity, and cash flows for the year ended December 31, 2003, and the period June 13, 2002 (Date of Inception) to December 31, 2002, and for the period from June 13, 2002 (Date of Inception) to December 31, 2003, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations.  This raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Beckstead and Watts, LLP

April 4, 2005

STAT Software, Inc.

(A Development Stage Company)

Balance Sheet

December 31,
2003

Assets

Current assets:
Cash and equivalents	$43,376
Total current assets	43,376

Fixed assets, net	3,981

$47,357

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	3,500
Total current liabilities	3,500

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000
shares authorized, zero shares issued and outstanding	-
Common stock, $0.001 par value, 20,000,000 shares
shares authorized, 4,314,000 shares
issued and outstanding as of 12/31/03	4,314
Additional paid in capital	96,386
(Deficit) accumulated during development stage	(56,843)
43,857

$47,357

The accompanying notes are an integral part of these financial statements.

STAT Software, Inc.

(A Development Stage Company)

Statements of Operations

	For the	June 13, 2002	June 13, 2002
	year ended	(Inception to)	(Inception to)
	December 31,	December 31,	December 31,
	2003	2002	2003

Revenue - related party	$41,088	$2,250	$43,338

Cost of revenue:
Contract labor - related party	12,725	1,775	14,500
Contract labor	27,000	-	27,000
	39,725	1,775	41,500

Gross profit	1,363	475	1,838

Expenses:
General & administrative expenses	5,079	2,084	7,163
General & administrative expenses - related party	6,250	6,250	12,500
Research and development	8,775	475	9,250
Depreciation expense	677	-	677
Organizational and offering costs	4,736	6,855	11,591
Consulting - related party	-	17,500	17,500
Total expenses	25,517	33,164	58,681

Net (loss)	$(24,154)	$(32,689)	$(56,843)

Weighted average number of
common shares outstanding - basic and fully diluted	3,894,510	3,300,000

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.01)

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

STAT Software, Inc.

(A Development Stage Company)

Statements of Cash Flows

	For the	June 13, 2002	June 13, 2002
	year ended	(Inception to)	(Inception to)
	December 31,	December 31,	December 31,
	2003	2002	2003

Cash flows from operating activities
Net (loss)	$(24,154)	$(32,689)	$(56,843)
Depreciation	677	-	677
Amortization of prepaid rent - related party	6,250	6,250	12,500
Shares issued for consulting - related party	-	17,500	17,500
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Increase in accounts payable	3,500	-	3,500
Net cash (used) by operating activities	(13,727)	(8,939)	(22,666)

Cash flows from investing activities
Purchase of fixed assets	(3,811)	(847)	(4,658)
Net cash (used) by investing activities	(3,811)	(847)	(4,658)

Cash flows from financing activities
Issuances of common stock	50,700	20,000	70,700
Net cash provided by financing activities	50,700	20,000	70,700

Net increase in cash	33,162	10,214	43,376
Cash and equivalents - beginning	10,214	-	-
Cash and equivalents - ending	$43,376	$10,214	$43,376

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for consulting and prepaid rent
to related parties	$-	$30,000	$30,000
Number of shares issued for consulting and
prepaid rent to related parties	-	1,980,000	1,980,000

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

We are a development stage information technology consulting, development and research firm.  We provide information technology and consulting services such as internet accessible and software development services, as well as technology-related business research and testing services to our customers.  Since our formation our efforts had been devoted primarily to startup and development activities, which include the following:

1.

Formation of the Company and obtaining start-up capital;

2.

Obtaining capital through sales of our common stock;

3.

Developing our corporate hierarchy, including naming directors to our board, appointing our executive officers and setting forth a business plan; and

4.

Developing our information technology consulting services, including developing markets and customers for our services.

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

The Company evaluate the criteria outlined in Emerging Issues Task Force ("EITF") Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when the Company is the primary obligor in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded gross. If the Company is not the primary obligor and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, the Company generally record the net amounts as commissions earned.

Product sales, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail items sold to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue by the Company's best estimate of expected product returns, are estimated using historical experience.  No revenues from product sales were recorded during the seven months ended July 31, 2003 or the period ended December 31, 2002.

The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, inducement offers, such as offers for future discounts subject to a minimum current purchase, and other similar offers. Current discount offers, when accepted by customers, are treated as a reduction to the purchase price of

Stat Software, Inc.

(A Development Stage Company)

Notes

the related transaction, while inducement offers, when accepted by customers, are treated as a reduction to purchase price based on estimated future redemption rates. Redemption rates are estimated using our historical experience for similar inducement offers. Current discount offers and inducement offers are presented as a net amount in "Net sales."

The Company provides services to its customers under contracts which contain various pricing mechanisms and other terms. These services generally fall into one of the following categories:

•

IT outsourcing services - includes application systems outsourcing, technology infrastructure outsourcing (including mainframe and network support services, maintenance services and helpdesk services), and back office outsourcing. The fees under these arrangements are generally based on the level-of-effort incurred in delivering the services, including cost plus and time and materials fee arrangements, on a contracted fixed-price for contracted services, or on a contracted per-unit price of each service delivered. The term of outsourcing contracts generally range between five and ten years.

•

Business process services - includes services such as claims processing, revenue cycle management, travel agent commission settlement, and engineering services. The fees for these services are generally based on time and materials, on a contracted price per unit of service delivered, or on a contracted fixed-price for the contracted level of services. The term of business process services contracts generally range from month-to-month to five years.

•

Consulting services - includes services such as application development and maintenance, system design and implementation services, application systems migration and testing, and management consulting and IT strategy services. The fees for these services are generally based on a contracted level-of-effort, including time and materials contracts and cost plus contracts, and on a contracted fixed-price. The term of consulting contracts varies based on the complexity of the services provided and the customers' needs.

Within these three categories of services, contracts include non-construction-type service deliverables, including technology and back office outsourcing, and construction-type service deliverables, such as application development. Revenue for non-construction-type arrangements is recognized in accordance with Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," when services are rendered; evidence of arrangement exists, usually evidenced by a signed contract; the fee is fixed or determinable; and collectibility is reasonably assured. Specifically, revenue from fixed-fee contracts is recognized on a straight-line basis over the term, regardless of the amounts that can be billed in each period, unless there is a better measure of performance or delivery. Revenue from time and materials contracts and unit-priced contracts is recognized as the services are provided at the contractual stated price. If the contractual per-unit prices within a unit-priced contract change during the term of the contract, then the Company evaluates whether it is more appropriate to record revenue based on the average per-unit prices during the term of the contract or based on the actual amounts billed. Revenue from cost plus contracts is recognized as the cost is incurred.

For construction-type services, revenue is recognized in accordance with the provisions of Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." In general, SOP 81-1 requires the use of the percentage-of-completion method to recognize revenue and profit as work progresses, and the Company generally uses the cost or hours incurred to date to measure progress towards completion. This method relies on estimates of total expected costs or total expected hours to complete the construction service, which are compared to costs or hours incurred to date, to arrive at an estimate of how much revenue and profit has been earned to date.

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

Multiple-Element Arrangements - Adoption of EITF 00-21

On November 21, 2002, the FASB Emerging Issues Task Force reached a consensus on EITF 00-21, regarding when an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. The Company is required to apply the provisions of EITF 00-21 to all new arrangements with multiple deliverables entered into in fiscal periods beginning after June 15, 2003. Alternatively, it is permitted to apply EITF 00-21 to existing arrangements and record the effect of adoption as the cumulative effect of a change in accounting principle. Effective January 1, 2003, the Company adopted EITF 00-21 and changed its method of accounting for revenue from arrangements with multiple deliverables for both existing and prospective customer contracts.  There was no effect to the Company's financial statements created by this change in accounting principle.

For those contracts which contain both non-construction and construction services, the Company first determines whether each service, or deliverable, meets the separation criteria of EITF 00-21. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the customer and if there is objective and reliable evidence of the fair value of the remaining deliverables in the arrangement. Each deliverable that meets the separation criteria is considered a "separate unit of accounting." The Company allocates the total arrangement consideration to each separate unit of accounting based on the relative fair value of each separate unit of accounting. The amount of arrangement consideration that is allocated to a delivered unit of accounting is limited to the amount that is not contingent upon the delivery of another separate unit of accounting.

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

The Company's accounting records for the seven months ended July 31, 2003 and the year ended December 31, 2002 were prepared using the separation criteria of EITF 00-21, so for those contracts which contain both non-construction and construction services, only construction service deliverables meeting the separation criteria of EITF 00-21 were subject to the percentage-of-completion accounting controls and procedures. Accordingly, effects of the accounting change for the year ended December 31, 2002 referred to above are estimates based upon the amount unbilled revenue would have been reduced for the affected customer contracts derived from the most recent percentage-of-completion models prepared.  The effects of the adoption of EITF 00-21 on the financial statements for the seven months ended July 31, 2003 and the year ended December 31, 2002 are immaterial to the financial statements taken as a whole.

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

Software research and development costs

The Company accounts for computer software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed".  As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs.  Technological feasibility is generally achieved upon satisfactory beta test results.  The costs incurred to transition the software from "beta test" to "general availability" are insignificant.  Upon achieving technological feasibility, programming costs are capitalized and amortized over the economic useful live which is estimated to be two years. There were no capitalized software development costs as of December 31, 2003 and December 31, 2002.  The Company expensed software research and development costs totaling $8,775 and $475 during the year ended December 31, 2003 and the period ended December 31, 2002, respectively.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

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

The Company paid contract labor fees to an officer and director for services valued at $12,725 and $1,775 for the year ended December 31, 2003 and period ended December 31, 2002, respectively.  These fees were paid for substantive services provided by the officer and director to the Company's customers.

In addition, the Company received primarily all of its revenues from two companies in which the Officers and Directors of the Company hold an ownership interest.

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

Footnotes to Summary Compensation Table:

1.

Mr. Condie was paid "Other Compensation" for his consulting services related to our information technology products and services.  Fees paid to Mr. Condie are on a per-project basis and are not considered to be a salary.

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

On June 13, 2002, we issued 825,000 shares of our common stock to Michael Kelley and 330,000 shares to Douglas Condie, both of whom are our officers and directors, in exchange for consulting services rendered in the amount of $17,500.  These officers received compensation in the form of common stock for performing services related to the formation and organization of our Company; thus, these shares are considered to have been provided as founder's shares.  Officers and directors that did not undertake organizational activities did not receive founder's shares.  Additionally, the services are considered to have been donated, and have resultantly been expensed and recorded as a contribution to capital.  These consulting services include, without limitation:

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

ITEM 14.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, as of the end of the period ended December 31, 2003.  There have been no changes in our internal controls or in other factors that could significantly affect internal controls during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stat Software, Inc.

Signature	Title	Date

/s/ Douglas P. Condie	Chief Executive Officer	May 2, 2005
Douglas P. Condie

/s/ Richard B. Vincent	Chief Financial Officer	May 2, 2005
Richard B. Vincent