Form 10QSB/A
period 2004-03-31
STAT SOFTWARE INC
filed 2005-05-04
CIK 1269859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment Number 1

to

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2004
Or
[__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number: 000-50465
STAT SOFTWARE, INC. (Exact name of registrant as specified in its charter)

Nevada 76-0702680 (State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

2061 East Sahara Avenue 89107 Las Vegas, Nevada (Address of principal executive offices) (Zip Code)

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

STAT SOFTWARE, INC.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB/A [Amendment Number 1] previously filed with the Commission on September 9, 2004, and subsequent amendments made thereto.

Stat Software, Inc.

(a Development Stage Company)

Balance Sheet

March 31,
2004
Assets

Current assets:
Cash and equivalents	$35,379
Accounts receivable	750
Prepaid expense	1,000
Total current assets	37,129

Fixed assets, net	3,670

$40,799

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	3,500
Total current liabilities	3,500

Stockholders' equity (deficit):
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

Note 3 – Stockholder's equity

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

Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about STAT Software, Inc.'s business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, STAT's actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

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

Item 3. Controls and Procedures

Within 90 days prior to the date of filing of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, for the quarter ended March 31, 2004.  There have been no changes in our internal controls or in other factors that could significantly affect internal controls during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

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