Form 10QSB/A
period 2004-06-30
STAT SOFTWARE INC
filed 2005-05-04
CIK 1269859

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

Stat Software, Inc.

(a Development Stage Company)

Balance Sheet

(Unaudited)

June 30,
2004
Assets

Current assets:
Cash and equivalents	$32,896
Accounts receivable	1,500
Prepaid expense	1,000
Total current assets	35,396

Fixed asses, net	2,371

$37,767

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	-

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000
shares authorized, zero shares issued and outstanding	-
Common stock, $0.001 par value, 20,000,000
shares authorized, 4,314,000 shares
issued and outstanding as of 6/30/04	4,314
Additional paid-in capital	96,386
Prior period adjustment	(1,656)
(Deficit) accumulated during development stage	(61,277)
37,767

$37,767

The accompanying Notes are an integral part of these financial statements.

Stat Software, Inc.

(a Development Stage Company)

Statements of Operations

(Unaudited)

					June 13, 2002
	Three Months Ending		Six Months Ending		(Inception) to
	June 30,		June 30,		June 30,
	2004	2003	2004	2003	2004

Revenue - related party	$5,000	$13,500	$17,250	$13,500	$60,588

Cost of revenue:
Contract labor - related party	4,875	6,000	6,875	6,000	27,982
Contract labor	2,601	9,000	9,139	9,000	29,246
	7,476	15,000	16,014	15,000	57,228

Gross profit (loss)	(2,476)	(1,500)	1,236	(1,500)	3,360

Expenses:
General and administrative expenses	2,257	-	6,254	1,000	12,922
General and administrative expenses - related party	-	6,250	-	6,250	12,500
Research and development	-	-	2,962	-	12,500
Depreciation expense	311	-	622	-	1,299
Organizational and offering costs	-	-	-	3,105	11,416
Consulting - related party	-	-	-	-	17,500
Total expenses	2,568	6,250	9,838	10,355	68,137

Other income (expense):
Gain on forgiveness of debt	3,500	-	3,500	-	3,500

Net (loss)	$(1,544)	$(7,750)	$(5,102)	$(11,855)	$(61,277)

Weighted average number of
Common shares outstanding - basic and fully diluted	4,314,000	3,300,000	4,314,000	3,300,000

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Stat Software, Inc.

(a Development Stage Company)

Statements of Cash Flows

(Unaudited)

			June 13, 2002
	Six Months Ending		(Inception) to
	June 30,		June 30,
	2004	2003	2004
Cash flows from operating activities
Net (loss)	$(5,102)	$(11,855)	$(61,277)
Adjustment to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	622	-	1,299
Amortization of prepaid rent -related party	-	6,250	12,500
Shares issued for consulting - related party	-	-	17,500
Changes in operating assets and liabilities
(Increase) in accounts receivable	(1,500)	-	(1,500)
(Increase) in prepaid expenses	(1,000)	-	(1,000)
(Increase) in accounts payable	(3,500)	-	-
Net cash (used) by operating activities	(10,480)	(5,605)	(32,478)

Cash flows from investing activities
Purchase of fixed assets	-	(1,679)	(4,658)
Net cash (used) by investing activities	-	(1,679)	(4,658)

Cash flows from financing activities
Issuances of common stock	-	48,050	70,032
Net cash provided by financing activities	-	48,050	70,032

Net increase in cash	(10,480)	40,766	32,896
Cash and equivalents - beginning	43,376	10,214	-
Cash and equivalents - ending	$32,896	$50,980	$32,896

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for consulting and prepaid rent
to related parties	$-	$-	$30,000
Number of shares issued for consulting and
prepaid rent to related parties	-	-	1,980,000

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

Note 3 - Stockholder's equity

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

Note 5 - Research and development costs

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

Item 3. Controls and Procedures

Within 90 days prior to the date of filing of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, for the quarter ended June 30, 2004.  There have been no changes in our internal controls or in other factors that could significantly affect internal controls during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

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