Form 10QSB/A
period 2004-09-30
STAT SOFTWARE INC
filed 2005-05-04
CIK 1269859

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

STAT SOFTWARE, INC.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes that are included in the Company's Annual Report on Form 10-KSB/A [Amendment Number 1] previously filed with the Commission on September 9, 2004, and subsequent amendments made thereto.

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

Note 4 - Related party transactions

The Company paid its officer and director contract labor fees totaling $6,875 during the nine months ended September 30,2004.  These fees were paid for substantive services provided by the officer and director to the Company’s customers.

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

Results of Operations for the Quarter Ended September 30, 2004

We generated $3,819 in revenues during the three months ended September 30, 2004.  In the year ago period ended September 30, 2003, we generated revenues of $13,150.  The decrease in comparable periods is the result of variables in our customers’ needs and the early stage of our development where we have an extremely limited and concentrated customer base.  To the extent that we do not generate new customers and new sources of revenues, we expect that our limited revenues may fluctuate in a similar manner.

There was no Cost of revenues for the three-month period ended September 30, 2004.  We did not incur any cost of revenues for the period because the Company did not pay any contract labor fees during the period and because the revenues generated resulted from recurring revenue streams that do not require additional or recurring labor costs to generate.  We do not believe that the lack of cost of revenues represents a long-term trend, to the extent that new sources of revenue will necessarily require additional contract fees or labor wages to generate.  Our recurring revenues will continue in a similar pattern, but the lack of cost of labor is not anticipated to be a trend overall.  Comparatively, cost of labor for the third quarter ended September 30, 2003 was $21,500, of which $18,000 was paid to related parties.  These costs were incurred as part of implementing new customer projects.  We will typically incur larger labor costs at the inception of new projects which require installation or programming of new software systems on a per client basis, but these increased labor costs are not indicative of a trend, only of new projects or growth in the overall business.

Total expenses for the three months ended September 30, 2004 was $2,991.  Approximately $2,281 of that amount is attributable to general and administrative expenses.  Additionally, we recorded $410 in depreciation expense for the period.  In the three months ended September 30, 2003, total expenses were $5,384.  The decrease in comparable periods is the result of variables in our customers’ needs and the early stage of our development where we have an extremely limited and concentrated customer base.  To the extent that we do not generate new customers and new sources of revenues, we expect that our limited revenues may fluctuate in a similar manner.

During the three months ended September 30, 2004, we had a net gain of $828, an increase of $12,906 from the year ago three month period ended September 30, 2003.

Comparison of Operating Results for the Nine Month Period Ended Septemer 30, 2004 and September 30, 2003

In the nine months ended September 30, 2004, revenues were $21,069, a decrease of $5,581 compared with revenues of $26,650 during the nine months ended September 30, 2003.  From our inception on June 13, 2002 to September 30, 2004, we generated an aggregate of $64,407 in revenues.  All of these revenues were derived solely from sales of our information technology services and software products which were sold to two related parties.  We have two recurring clients who account for substantially all of our revenues.  To the extent that we do not generate new customers and new sources of revenues, we expect that our limited revenues may fluctuate from one comparable period to another in a similar manner.

In the nine months ended September 30, 2004, cost of revenues was $16,014, $6,875 of which was paid to a related party.  During the nine months ended September 30, 2003, our cost of revenues totaled $33,500, with $9,500 being paid to a related party.  Since our inception, cost of revenues has been  $57,228.

Liquidity and Capital Resources

At September 30, 2004, the Company had $25,503 in cash and liquid assets with which to conduct operations. Minimal cash or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. We will be able to fund our operations for a minimum period of twelve months given our current capital resources and the extremely limited amount of additional contractually committed capital which we are entitled to receive from our two clients.  This represents a downward revision from our prior estimates and is due to the reduction in costs associated with generating revenues.  To meet required current operating expenses the Company is dependent upon its principal shareholders to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

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

Item 3. Controls and Procedures

Within 90 days prior to the date of filing of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, for the quarter ended September 30, 2004.  There have been no changes in our internal controls or in other factors that could significantly affect internal controls during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

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

(1) Incorporated by reference to the exhibits to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB, filed on November 12, 2003 and all amendments thereto.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAT SOFTWARE, INC.
(Registrant)

Signature	Title	Date

/s/ Douglas P. Condie	Chief Executive Officer	May 2, 2005
Douglas P. Condie

/s/ Richard B. Vincent	Chief Financial Officer	May 2, 2005
Richard B. Vincent